Form 10-Q
period 2021-09-30
FAT PROJECTS ACQUISITION CORP
filed 2021-11-26
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

Fat Projects Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40755	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

27 Bukit Manis Road Singapore, 099892
(Address of principal executive offices, including zip code)

(65) 8590-2056
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Redeemable Warrant	FATPU	The Nasdaq Stock Market LLC
Class A Ordinary Share, $0.0001 par value per share	FATP	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	FATPW	The Nasdaq Stock Market LLC

As of November 26, 2021, there were 11,615,000 shares of the Company’s Class A Ordinary Share, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Ordinary Share, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ◻

FAT PROJECTS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page

PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (unaudited)		1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the Period from April 16, 2021 (Inception) through September 30, 2021 (unaudited)		2
Condensed Statements of Changes in Shareholder’s Equity for the three months ended September 30, 2021 and for the Period from April 16, 2021 (Inception) through September 30, 2021 (unaudited)		3
Condensed Statement of Cash Flows for the Period from April 16, 2021 (Inception) through September 30, 2021 (unaudited)		4
Notes to Condensed Financial Statements (unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Control and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FAT PROJECTS ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2021
Assets
Current assets:
Cash	175
Deferred offering cost	151,903
Prepaid expenses	3,986
Total current assets	156,064
Total Assets	$156,064

Liabilities and Shareholder’s Deficit
Current liabilities:
Accrued offering costs and expenses	42,159
Promissory note - related party	$139,198
Total current liabilities	181,357

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(50,293)
Total shareholder's deficit	(25,293)

Total Liabilities and Shareholder’s Deficit	$156,064

(1)	This number included up to 375,000 Class B ordinary shares subject to forfeiture. Upon the underwriters’ exercise of the over-allotment option at the IPO, no shares are subject to forfeiture (Note 5 and Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period
		from
		April 16,
		2021
	For the three	(Inception)
	months ended	through
	September 30,	September 30,
	2021	2021
Formation costs	$43,886	$50,293
Loss from operations	(43,886)	(50,293)

Net loss	$(43,886)	$(50,293)

Basic and diluted weighted average shares outstanding (1)	2,500,000	2,500,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

(1)	This number excludes 375,000 Class B ordinary shares that were subject to forfeiture as of the date of the unaudited condensed statement of operations. Upon the underwriters’ exercise of the over-allotment option at the IPO, no shares are subject to forfeiture (Note 5 and Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of April 16, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(6,407)	(6,407)
Balance as of June 30, 2021	2,875,000	$288	$24,712	$(6,407)	$18,593
Net loss	—	—	—	(43,886)	(43,886)
Balance as of September 30, 2021	2,875,000	$288	$24,712	$(50,293)	$(25,293)

(1)	This number included up to 375,000 Class B ordinary shares subject to forfeiture. Upon the underwriters’ exercise of the over-allotment option at the IPO, no shares are subject to forfeiture (Note 5 and Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period
from April 16,
2021 (Inception)
through
September 30,
2021
Cash flows from Operating Activities:
Net loss	$(50,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	479
Changes in current assets and liabilities:
Accrued offering costs and expenses	13,616
Net cash used in operating activities	(36,198)

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	164,198
Repayment of promissory note to related party	(83,824)
Payment of deferred offering costs	(44,001)
Net cash provided by financing activities	36,373

Net change in cash	175
Cash, beginning of the period	—
Cash, end of the period	$175

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$21,384
Deferred offering costs included in accrued offerings costs and expenses	$28,173
Accrued expenses paid by Sponsor under the promissory note	58,345

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Organization and Business Operation

Fat Projects Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on April 16, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Fat Projects SPAC Pte Ltd, a Singapore corporation (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on October 12, 2021 (the “Effective Date”). On October 15, 2021, the Company’s consummated the IPO of 11,500,000 units at $10.00 per unit (the “Units”) (including the underwriters’ over-allotment option), which is discussed in Note 3 (the “IPO”), and the sale of 2,865,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the IPO.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, is being held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, the proceeds from the IPO and the sale of the placement warrant will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the IPO (October 15, 2022) (or 15 months if the Company has filed a proxy statement, (January 15, 2023)registration statement or similar filing for an initial business combination within 12 months from the consummation of this offering but have not completed the initial business combination within such 12-month period, or up to 21 months (July 15, 2023) if we extend the period of time to consummate a business combination, as described in more detail in this prospectus, or during any extended time in which the Company has to consummate a Business Combination beyond the aforementioned period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (“Extension Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete its initial Business Combination within 12 months from the closing of the IPO (October 15, 2022) (or during any Extension Period), subject to applicable law.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or share exchange listing requirements.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.00 per public share, however, there is no guarantee that investors will receive $10.00 per share upon redemption. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

All ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of the IPO but has not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, as described in more detail in this prospectus, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within Combination Period.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the IPO (or during any Extension Period), or (B) with respect to any other provision relating to any other provision relating to the rights of holders of the Company’s Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial Business Combination within 12 months (or during any Extension Period) from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust Account, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The anchor investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend amended and restated memorandum and articles of association in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

Subject to each anchor investor purchasing 100% of the units allocated to it, in connection with the closing of this offering the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009.

Liquidity and Capital Resources

As of October 15, 2021 (the date of the IPO), the Company had approximately $1.2 million in its operating bank account and working capital of approximately $1.0 million.

The Company’s liquidity needs up to October 15, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). As of October 15, 2021, the promissory note of $53,094 is outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of October 15, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 14, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 22, 2021. The interim results for the period from April 16, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $175 and no cash equivalents at September 30, 2021.

Cash Held in Trust Account

As of October 15, 2021, the assets held in the Trust Account were held in cash. At October 15, 2021, the Company had $115,000,000 in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of October 15, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees, other costs incurred through the IPO that were directly related to the IPO, and fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. The Company incurred offering costs amounting to $11,826,607 as a result of the IPO consisting of $2,185,000 of underwriting commissions and fair value of Representative Shares, $4,025,000 of deferred underwriting commissions, $554,107 of other offering costs and $5,062,500 of fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. The Offering costs were charged to shareholder’s equity upon the completion of the IPO.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Ordinary Shares Subject to Possible Redemption

The 11,500,000 Public Warrants and 2,865,000 Private Placement Warrants were issued in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant will be recorded as equity. The Company accounts for its outstanding warrants as equity-classified instruments based on such guidance.

All of the 11,500,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The Company issued to Hutton and/or its designees, 115,000 Class A ordinary shares upon the consummation of the IPO. Hutton has agreed (i) to waive its redemption rights with respect to such ordinary shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such ordinary shares if the Company fails to complete its initial Business Combination within 12 months (or during any Extension Period) (See Note 6).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’ own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Financial Instruments

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified.

Net Loss Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement of the redeemable ordinary shares to redemption value is excluded from loss per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASCU No. 2020-06 upon its incorporation. The impact to the balance sheet was not material.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3— Initial Public Offering

Public Units

On October 15, 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (the “Public Warrants”).

Ten qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the directors or any member of the Company’s management (the “anchor investors”) have purchased 950,000 Units each, or 9,500,000 in the aggregate, in the IPO at the offering price of $10.00 per Unit. There can be no assurance that the anchor investors will retain their shares, if any, prior to or upon the consummation of the initial Business Combination.

Following the closing of the IPO on October 15, 2021, $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account, invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Public Warrants

At September 30, 2021 there were no warrants outstanding. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has not registered the Class A ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A ordinary share equals or exceeds $18.00 per share (as adjusted for share subdivision, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending 3 business days before the Company sends the notice of redemption to the warrant holders.

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 2,865,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $2,865,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. The placement warrants (including the Class A ordinary shares issuable upon exercise of the placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain exceptions.

The Private Placement Warrants and the warrants included in the units being sold in the offering are redeemable by the Company and exercisable by the holders on the same terms.

Note 5—Related Party Transactions

Founder Shares

On April 22, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 Class B ordinary shares, par value $0.0001. Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriters fully exercised their over-allotment option at the IPO resulting in no founder shares subject to forfeiture.

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

In September 2021, the Company received expressions of interest from anchor investors to purchase Units in the IPO. Subject to each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75 per share or approximately $5,062,500 see note 6). Valuation of the Founder Shares was determined using an internal valuation model driven primarily by the initial issuance price of our Class A ordinary shares, an assumed value of $1.00 for the warrants included in the Units, and a 75% probability of successfully completing an initial Business Combination.

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021 or the closing of the IPO. As of September 30, 2021, the Company had borrowed $139,198 under the promissory note. The loan was repaid upon consummation of the IPO on October 15, 2021 and were repaid out of the offering proceeds not held in the Trust Account.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The total amount over 12 months would be up to $120,000.

Note 6—Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, the representative shares, Placement Warrants (including component securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary share) that may be issued upon exercise of the warrants as part of the Working Capital Loans and Class A ordinary share issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement signed on October 12, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary share). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. At the IPO, the underwriters fully exercised their option to purchase the additional 1,500,000 units

The underwriters were paid a cash underwriting discount of one percent (1%) of the gross proceeds of the IPO, or $1,150,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $4,025,000, upon the completion of the Company’s initial Business Combination.

Anchor Investors

The Sponsor entered into an agreement with ten strategic investors (each referred to as an “anchor investor”) for the purchase of 75,000 Founder Shares each at the same price the Sponsor paid ($0.009 per share). The anchor investors purchased 9,500,000 Units in the IPO. The Company’s agreement with the anchor investors entails that if the anchor investors do not own a set minimum of public shares at the time of any shareholders vote with respect to an initial Business Combination or the business day immediately prior to the completion of the initial Business Combination, it will transfer to the Sponsor all or a portion of the Founder Shares it purchased prior to this offering on a pro rata basis. In such a case, the Sponsor (or its designee), will repurchase all of the Private Placement Warrants held by the anchor investor at its original purchase price. The Company can make no assurance that the anchor investor will retain their shares, if any, upon the completion of the Company’s Business Combination. As a result of the Founder Shares and Private Placement Warrants that the anchor investor may hold, it may have different interests with respect to a vote on an initial Business Combination than other public shareholders (see Note 5).

The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75 per share or approximately $5,062,500 (see note 5). Valuation of the Founder Shares was determined using an internal valuation model and classified as a Level 3 valuation. The valuation was driven primarily by the initial issuance price of the Public Units, an assumed value of $1.00 for the warrants included in the Units, and a 75% probability of successfully completing an initial Business Combination.

Representative Shares

The Company issued to Hutton and/or its designees (“Representatives”) 115,000 Class A ordinary shares upon the consummation of the IPO. Hutton has agreed not to transfer, assign or sell any such ordinary shares until the completion of the initial Business Combination. In addition, Hutton has agreed (i) to waive its redemption rights with respect to such ordinary shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such ordinary shares if the Company fails to complete its initial Business Combination within 12 months (or during any Extension Period).

The ordinary shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the registration statement of which the IPO forms a part pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the IPO except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2).

The Company accounted for the fair value of the Class A ordinary shares issued to the Representatives as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Class A ordinary shares was determined to be $9.00 per share or approximately $1,035,000. Valuation of the Class A ordinary shares was determined using an internal valuation model and classified as a Level 3 valuation. The valuation was driven primarily by the initial issuance price of the Public Units, and an assumed value of $1.00 for the warrants included in the Units.

Note 7—Shareholder’s Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable share exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders.

The Class B ordinary shares and will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans, unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Fat Projects Acquisitions Corp,” “our,” “us” or “we” refer to Fat Projects Acquisitions Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on April 16, 2021 as a Cayman Islands exempted company and formed for the purpose of effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is Fat Projects PTE. LTD., a Singapore corporation (the “Sponsor”). The registration statement for our initial public offering was declared effective on October 12, 2021. On October 15, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per Unit. Transaction costs amounted to $10,791,607 consisting of $1,150,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, and $554,107 of other offering costs and $5,062,500 of fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors, and was all charged to shareholder’s equity.

Simultaneously with the consummation of the IPO, we (i) consummated the private placement of 2,865,000 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to us of $2,865,000, and (ii) issued to Hutton and/or its designees, 115,000 Class A ordinary shares.

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations and up to $100,000 of interest that may be used for our dissolution expenses, the proceeds from the IPO and the sale of the placement warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the public shares if we does not complete our initial Business Combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO at the election of we subject to satisfaction of certain conditions or as extended by our shareholders in accordance with our amended and restated certificate of incorporation) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if we are unable to complete our initial Business Combination within 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of this offering but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, as described in more detail in this prospectus), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

We will have only 12 months from the closing of the IPO (October 15, 2022) (or 15 months if we have filed a proxy statement, (January 15, 2023) registration statement or similar filing for an initial business combination within 12 months from the consummation of this offering (October 15, 2022) but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, (July 15, 2023) as described in more detail in this prospectus) to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period (and our shareholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had $175 in cash and a working capital deficit of $177,196 (excluding deferred offering costs).

Our liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on October 15, 2021, we had approximately $1.2 million in our operating bank account, and working capital of approximately $1.0 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 16, 2021 (inception) to September 30, 2021, we had net loss of approximately $50,293, which consisted of formation and operating costs. For the three months ended September 30, 2021, we had a net loss of $43,886 consisting of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, the Private Placement Warrants (including securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and any shares of Class A ordinary shares and warrants that may be issued upon conversion as part of the Working Capital Loans and Class A ordinary shares issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement signed on October 12, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary share). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On October 15, 2021, we paid a cash underwriting discount of 1.0% per Unit, or $1,150,000.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $4,025,000, which will be paid to the underwriters from the funds held in the trust account upon completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on October 15, 2021, offering costs associated with the Class A ordinary shares and the warrants were charged to shareholder’s equity. Transaction costs amounted to $10,791,607, all of which was allocated to shareholder’s equity.

Ordinary Shares Subject to Possible Redemption

We will account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary share is classified as shareholder’s equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of our balance sheet.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per common share for the period presented.

Financial Instruments

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on October 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On April 25, 2021, we issued 2,875,000 founder shares to the Fat Projects PTE. LTD. (the “Sponsor”) for an aggregate purchase price of $25,000, or approximately $0.009 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In September 2021, the Company received expressions of interest from anchor investors to purchase Units in the IPO. Subject to each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the initial public offering (the “Initial Public Offering”) the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75.

On October 15, 2021, we consummated the Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File No. 333-257126). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. On October 13, 2021, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional Units (the “Additional Units”) at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. The over-allotment option closed on October 15, 2021. As previously reported on a Form 8-K, on October 15, 2021, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 2,865,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,865,000.

A total of $115,000,000 was deposited in a trust account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT PROJECTS ACQUISITION CORP

Date: November 26, 2021	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2021	/s/ David Andrada
	Name:	David Andrada
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)