Form 10-K
period 2021-12-31
FAT PROJECTS ACQUISITION CORP
filed 2022-04-28
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40755

Fat Projects Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

27 Bukit Manis Road Singapore	099892
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +(65) 8590-2056

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one redeemable warrant	FATPU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 par value per share	FATP	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50 per share	FATPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant's shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant's units begin trading on the Nasdaq Global Market on October 13, 2021 and the registrant's Class A ordinary shares and warrants began trading on the Nasdaq Global Market on December 3, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on the Nasdaq Global Market was $112,240,000.

As of April 26, 2022, there were 11,211,364 shares of the Company's Class A Ordinary Shares, $0.0001 par value per share (the "Class A Shares") and 2,875,000 of the Company's Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the "Class B Shares").

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our Third Amended and Restated Memorandum and Articles of Association adopted on October 7, 2021;
●	“Affiliate of our Sponsor” means Fat Ventures Pte. Ltd.
●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” means the Companies Act (as amended) of the Cayman Islands.
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” are to shares of our Class B ordinary share initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares issued upon the conversion thereof;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on October 15, 2021;
●	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm.
●	“management” or our “management team” are to our officers and directors
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“Ordinary shares” means the Class A Shares and the Class B Shares, collectively;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement warrants” are to the warrants purchased by our sponsor in the private placement;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares; provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;
●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);
●	“Registration Statement” are to the Form S-1 filed with the SEC on June 16, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Fat Projects SPAC Pte. Ltd., a corporation registered under the laws of the Republic of Singapore; “trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $115,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;
●	“units” are to the public units;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;
●	“we,” “us,” “Company” or “our Company” are to Fat Projects Acquisition Corp;

PART I

Item 1.Business.

Overview

We are a newly-organized blank check company incorporated on April 16, 2021 as a Cayman Islands exempted company whose business purpose is to effect a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the IPO. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business focusing on the supply chain, transportation, logistics, finance, sustainability/ESG, food, agriculture, e-commerce, and/or big data sectors where our management team has extensive experience. Sectors we plan on exploring include, but are not limited to, supply chain, transportation, logistics, finance, sustainability/ESG, food, agriculture, e-commerce, big data and/or monetization opportunities stemming from a rapidly growing middle class and their evolving consumption and digital needs in Southeast Asia.,

Initial Public Offering

On October 15, 2021 we consummated our initial public offering of 11,500,000 units, including the underwriters over-allotment option of an additional 1,500,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A Ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 2,865,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $2,865,000.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by our Chairman of the Board and Co-Chief Executive Officer, Tristan Lo, our Co-Chief Executive Officer and Chief Financial Officer, David Andrada, and our Chief Operating Officer, President and Head of Merger & Acquisition, Nils Michaelis, who are well positioned to take advantage of the growing set of acquisition opportunities focused on healthcare and technology and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders. We have only 12 months from the closing of the IPO (October 15, 2022) (or 15 months if we have filed a proxy statement, (January 15, 2023) registration statement or similar filing for an initial business combination within 12 months from the consummation of the IPO (October 15, 2022) but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, (July 15, 2023) to complete the initial Business Combination (the “Combination Period”). If our initial business combination is not consummated by October 15, 2022 (or until July 15, 2023 if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy

Our business strategy is to identify and consummate an initial business combination with a company with operations or prospects in Southeast Asia’s new growth sectors. We intend to focus on companies that complement the experience of our management team and can benefit from the team’s deep local operational expertise on the ground in Southeast Asia. Our selection process will leverage our management team’s and our sponsor’s broad and deep network of relationships, industry expertise and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our management and sponsor have experience in:

●	investing and building businesses in the technology led growth sectors;
●	managing and operating companies, setting and changing strategies, and identifying, mentoring and recruiting top-notch talent;
●	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of portfolio businesses;
●	executing multi-billion merger and acquisition projects and implementing strategies and policies to accelerate growth and create integrated value chains;
●	sourcing, structuring, acquiring and selling businesses in various markets;
●	partnering with other industry-leading companies to increase sales and improve the competitive position of companies;
●	fostering relationships with users, sellers, capital providers and target management teams; and
●	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, though we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on businesses with:

●	Operations or prospects in technology led growth sectors in Southeast Asia. Based upon our management team’s experience, we believe we will have increased access to investment opportunities and a competitive advantage in our ability to negotiate a business combination with potential targets in Southeast Asia’s technology led growth sectors. Our management team’s extensive experience and network of contacts provide them with an opportunity to source a target, evaluate a target, consummate a business combination with the target and help grow the target’s business.
●	Strong management team and culture. We intend to acquire one or more businesses that have strong and complimentary management teams with a proven track record of driving sustainable growth, building long-term competitive advantage and making sound strategic decisions, as well as operating with a transparent corporate culture anchored in strong values benefiting shareholders and the communities they engage in.
●	Large addressable markets. We intend to invest in one or more businesses that address a large market that creates the opportunity for attractive long-term growth prospects. Focus on targets that have the potential to outperform in growing and evolving total addressable markets (TAMS) and the total desirable markets (TDMS).
●	Scalability. We seek to invest in one or more businesses that will be able to significantly scale their operations to take advantage of their opportunities. We intend to leverage our experience in scaling businesses in order to help accelerate growth.
●	Sound fundamentals with the potential to further improve their performance under our ownership. We believe our management team’s experience in our target sectors as well as their network of industry contacts will create opportunities to enhance the revenue and operational efficiencies of the target business, and potentially generate higher returns for our investors.
●	Market leadership. We intend to seek one or more targets that have a leading presence across an industry or segment or have leading technology or product capabilities.

●	Appropriate valuations. We intend to be a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables and intrinsic value that provide significant upside potential.
●	Opportunities for inorganic growth. We intend to seek companies that can serve as a platform for future synergistic acquisitions, and can benefit from the public currency afforded by access to equity capital markets.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in our Registration Statement if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A ordinary share (or shares of a new holding company) or for a combination of our shares of Class A ordinary share and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 15, 2026 the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary share that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary share held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary share held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $115,010,543 December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary share, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman law for each such transaction.

Whether
Shareholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A ordinary share that will be equal to or in excess of 20% of the number of ordinary share our Class A ordinary shares then outstanding;
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary share could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary share will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A ordinary share or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary share if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of Class A ordinary share upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of Class A ordinary share upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary share or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated memorandum and articles of association will provide that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

In the event that the anchor investors hold all purchased units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the shareholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by October 15, 2022 (or until July 15, 2023 if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 12 months from October 15, 2021, the closing of our Initial Public Offering (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of the offering but have not completed the initial business combination within such 12-month period) to complete our initial business combination. We may seek ordinary resolution of the public shareholders for any extension beyond 12 months (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of our Initial Public Offering but have not completed the initial business combination within such 12-month period) at a meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and/or redeem their shares in connection with the approval of such extension. Alternatively, or in the event that there is an unsuccessful effort to obtain public shareholder approval for the proposed extensions(s), we may, but are not obligated to, extend the period in which we must complete our initial business combination twice, for an additional three months each time, up to 21 months by depositing into the trust account on or prior to the applicable deadline for each three-month extension $1,725,000 ($0.15 per unit in either case). Public shareholders, in this situation, will not be offered the opportunity to vote on and/or redeem their shares in connection with such extension. If we are unable to complete our initial business combination by October 15, 2022 (or by July 15, 2023), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 12-month time period (or up to 21-month period).

Our sponsor, senior advisors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of our Initial Public Offering but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). The anchor investors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time frame. However, if our sponsor, senior advisors, officers, directors, or anchor investors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of our Initial Public Offering but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of our Initial Public Offering but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining from proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the placement warrant, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to approximately $754,893 from the proceeds of the IPO and the sale of the placement warrant with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event, that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of our Initial Public Offering but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of our Initial Public Offering but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by special resolution.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary share and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 15, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A ordinary share that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary share held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary share held by nonaffiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a newly incorporated Cayman Islands exempt company with no operating history and no revenues;
●	our ability to continue as a “going concern”;
●	as a result of the low initial price paid by our sponsor and the anchor investors for the founder shares, our sponsor, its affiliates and our management team as well as the anchor investors stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders;
●	we may not be able to complete our initial business combination within the prescribed time frame;
●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	our shareholders may be held liable for claims by third parties against us;
●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share
●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;
●	conflicts of interest of our sponsor, officers and directors and our anchor investors;
●	we may have a limited ability to assess the management of a prospective target business;
●	our public shareholders may not be afforded an opportunity to vote on our proposed business combination;
●	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree;
●	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;
●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants;
●	our competitors have advantages over us in seeking business combinations;
●	we may be unable to obtain additional financing;
●	our warrants may have an adverse effect on the market price of our ordinary shares;
●	we may issue additional equity and/or debt securities to complete our initial business combination;
●	our sponsor controls a substantial interest in us;
●	if we seek shareholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, may not allow us to complete the most desirable business combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;
●	lack of protections normally afforded to investors of blank check companies;
●	possibility of losing the ability to redeem all shares equal to or in excess of 15% of our ordinary shares if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules;
●	Nasdaq may delist our securities from trading on its exchange;
●	we will likely only be able to complete one business combination with the proceeds of the IPO and the sale of the placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services;
●	we are not registering the ordinary shares issuable upon exercise of the warrants sold as part of the units in the IPO at this time, and such registration may not be in place when an investor desires to exercise such warrants;
●	shares being redeemed and warrants becoming worthless;
●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;
●	our directors may decide not to enforce the indemnification obligations of our sponsor;
●	if, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced;
●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;
●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;
●	impact of COVID-19 and related risks; the potential inability to enforce judgments against us or our management or board of directors
●	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and
●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to business combinations may adversely affect our business, investments and results of operations.
●	Our auditors have identified a material weakness in our accounting controls as a result of repayment of certain amounts to our Sponsor and its Affiliate prior to, and at the time, we completed our initial public offering. We are working to correct those weaknesses.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our executive offices are located at located at 27 Bukit Manis Road, Singapore, 099892, and our telephone number is + 65-8590-2056. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “FATPU,” “FATP,” AND “FATPW,” respectively. Our units commenced public trading on October 13, 2021, and our public shares and public warrants commenced separate public trading on December 3, 2021.

(b)Holders

On April 26, 2022, there was 1 holder of record of our units, 3 holders of record of our Class A ordinary share and 22 holders of record of our warrants.

(c)Dividends

We have not paid any cash dividends on our ordinary share to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)Use of Proceeds from the Initial Public Offering

On October 15, 2021, we consummated our initial public offering of 11,500,000 units, including 1,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one public warrant, with each public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $115,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 2,865,000 warrants to Fat Projects SPAC Pte. Ltd., our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $2,865,000.

A total of $115,000,000 of the proceeds from the initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Fat Projects Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on April 16, 2021 as a Cayman Islands exempted company and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. While our efforts to identify a target business may span many industries and regions worldwide, we focus our search for prospects within the supply chain, transportation, logistics, finance, sustainability/ESG, food, agriculture, e-commerce, and/or big data sectors. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 16, 2021 (inception) through December 31, 2021, we had a net loss of $231,291, which consisted of formation and operating costs of $241,834 and interest earned on investments held of $10,543.

Liquidity, Capital Resources and Going Concern

On October 15, 2021, we consummated our Initial Public Offering of 11,500,000 Units at a price of $10.00 per Unit, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 2,865,000 Placement Warrants to the Sponsor at a price of $1.00 per Warrant, generating gross proceeds of $2,865,000.

For the period from April 16, 2021 (inception) through December 31, 2021, cash used in operating activities was $376,904.

As of December 31, 2021, we had investments of $115,010,543 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $754,893 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. The Company has until October 15, 2022 to consummate a Business Combination (or July 15, 2023 if extended). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 15, 2022 (or July 15, 2023 if extended).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on October 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Significant Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on October 15, 2021, offering costs associated with the Class A ordinary shares were charged to temporary equity. Offering costs associated with the warrants were changed to equity. The Sponsor sold 75,000 founder shares to anchor investor (750,000 founder shares in the aggregate) at approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Financial Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent annual period end date while the warrants are outstanding.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to a material weakness related to our review controls over the financial reporting process and related party transactions.

In light of the material weakness, we have made control improvements, including enhancing the efficacy of our review processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to the treatment and reporting of related party transactions. in our financial statements. Our plans at this time also include providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding related party accounting applications. Furthermore, in light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tristan Lo	38	Chairman, Co-Chief Executive Officer and Director
David Andrada	40	Co-Chief Executive Officer, Chief Financial Officer and Director
Nils Michaelis	48	President, Chief Operating Officer and Director
Abel Martins Alexandre	49	Director
Tina Wyer	46	Director
Stanton Sugarman	53	Director
Samir Addamine	48	Director
Alex Bono	46	Director

The experience of our directors and executive officers is as follows:

Tristan Lo serves as our Co-Chief Executive Officer and Chairman of the Board. Since May 2015, Mr. Lo has served as a Managing Partner of Fat Projects Pte. Ltd., an affiliate of our sponsor, where he identifies strategic partnership opportunities, guides equity investment strategy, and leads operations of the firm’s portfolio of companies. Mr. Lo has been a lifelong entrepreneur, starting his first company in advertising and marketing while completing his Business Degree at the University of Technology Sydney. Thereafter, he founded companies in Australia including a portfolio of telecommunication retail stores, online accredited training businesses, and a portfolio of hotel businesses. In March 2013, Mr. Lo moved to Singapore and became the founder and Chief Executive Officer of Mums.sg, an e-commerce B2C company. While at Mums.sg, Mr. Lo grew the e-commerce business from inception to operations across Singapore and further expanded by acquiring a complimentary e-commerce company in Hong Kong. In 2016, Mr. Lo, subsequently negotiated a majority sale to JD.ID, an e-commerce company based in Jakarta, Indonesia, part of NASDAQ listed JD.com. JD.com is widely recognized as one of the leading e-commerce companies in the world. Following the sale to JD.ID Mr. Lo spent 18 months on the ground in Jakarta helping build their Indonesian operations from infancy. Mr. Lo is an experienced operator scaling businesses via organic growth and mergers and acquisition across Asia Pacific. In October 2018, Mr. Lo became a director of Panamericana Pte. Ltd., a Singapore food and beverage company. In October 2019, Mr. Lo co-founded Clean Eats & Co Pte. Ltd., a Singapore food technology company and has been the chief executive officer thereof since then. Mr. Lo holds a Bachelor of Business, Marketing and E-Business from University of Technology Sydney.

David Andrada serves as our Co-Chief Executive Officer and Chief Financial Officer. Since May 2015, Mr. Andrada has served a Managing Partner of Fat Projects Pte. Ltd., an affiliate of our sponsor, where he helps guide the firm’s capital raisings and M&A activity. Since September 2020, Mr. Andrada serves as the Chief Financial Officer of Clean Eats & Co Pte. Ltd., a Singapore company focusing on food technology, and a non-executive director for ipaymy.com - a financial technology company headquartered in Singapore with operations in Malaysia, Hong Kong and Australia. Mr. Andrada also advises several Small/Mid Cap companies in Southeast Asia on corporate finance projects, go-public and mergers and acquisitions strategies in industries including technology, telecommunications, energy and infrastructure. Mr. Andrada is a seasoned and globally recognized banking executive having held senior positions with HSBC Group from September 2014 through August 2020, and Bank of America Merrill Lynch across Sydney, Singapore and the United States. His last role at HSBC was Global Sector Head (from September 2017 through August 2020) spending most times between Houston and London, where he was globally responsible for the firm’s institutional relationships in the Oil & Gas, Metals & Mining, Chemicals and Utilities sectors managing corporate investments, post-M&A treasury integration, digitization and treasury transformation projects. He led a team of senior banking professionals across Europe, Americas, Asia Pacific and Middle East covering some of the world’s largest companies for their corporate treasury service’s needs. Prior to moving to Houston, Mr. Andrada was based out of Singapore where he was Asia Pacific Sector Head for the firm from 2014 through September 2017. Prior to this, he was Vice President at Bank of America Merrill Lynch in Sydney helping multinational companies in Asia Pacific with their Digital Transformation programs in Treasury and Supply Chain. Mr. Andrada holds a Bachelor of Commerce, Major in Management of Financial Institutions from De La Salle University, and took further post graduate studies at The University of Sydney Business School.

Nils Michaelis serves as the President, Chief Operating Officer and Head of Mergers & Acquisition effective July 15, 2021. Mr. Michaelis’ career spans 24 years, multiple industries and geographies, having held leadership positions for world-leading consultancies such as McKinsey & Company, Accenture, and corporations such as Bertelsmann and American Express. Mr. Michaelis has been at the forefront of digital transformation throughout his career and is a seasoned expert in identifying opportunities from digital technologies, designing new approaches and business models, and then executing and successfully scaling them through a combination of organic and M&A-driven growth. Throughout his career Mr. Michaelis has been driving M&A and the integration of acquisitions to accelerate and scale business for the corporations and the clients he has served – with significant M&A experience across Asia, Europe and North America. Since August 2013, Mr. Michaelis has been based in Singapore and held senior leadership roles at Accenture as Managing Director responsible for Digital in Southeast Asia and most recently as the responsible for transformation in consumer facing industries for the Growth Markets region (APAC, Africa Middle East and Latin America), designing and executing integrated technology-led transformation journeys for his clients across experience, enablement and efficiency layers. Mr. Michaelis is deeply entrenched into the global innovation and technology ecosystems and a recognized thought leader for corporations, tertiary institutions and government-linked enterprises. Mr. Michaelis holds a Master of Business Administration from Leuphana University of Lüneburg.

Abel Martins Alexandre has 25 years of experience that spans international banking and FTSE100 corporate on four continents, with an acute understanding of business strategy and development, corporate finance and M&A, governance and risk management. Mr. Martins Alexandre has worked on around 100 structured and corporate finance transactions in his career, in advanced as well as emerging markets, and developed and implemented a number of strategies across new business activities, asset restructuring and corporate reorganization. In the last five years, Mr. Martins Alexandre contributed significantly to the build-up of the commercial activities of Rio Tinto in Singapore as part of his position in the Commercial Senior Leadership Team, having created a new treasury function and operating model, centralized commodity trading and trade finance activities, and developed a technology transformation roadmap. Mr. Martins Alexandre was the Chief Development Officer of Rio Tinto from December 1, 2014 to June 30, 2016, its Head of Commercial Treasurer from July 1, 2016 to May 31, 2019, and Group Treasurer from June 1, 2019 to March 31, 2020. He was most recently a member of Finance Senior Leadership Team in his capacity as Treasurer for the Group (in charge on all global treasury, corporate and project finance, pensions and investments, and insurance activities) and played a key role in aligning sustainability to corporate finance, progressing technology transformation, and funding of mega projects. Mr. Martins Alexandre has a very strong and proven combination of strategic thinking, finance expertise, business acumen and leadership. Recent accolades include best Treasury team in Asia in 2018 and 2019, and one of the Top 100 FinTech influencers in Southeast Asia according to Lattice80. Mr. Martins Alexandre holds a Bachelor of Philosophy from Paris-Sorbonne University, Master of Business from Toulouse Business School, and Master of Business Administration from London Business School.

Tina Wyer has over 23 years’ experience, holding several C-suite roles, responsible for driving major change and transformation agendas across both the business and technology domains. Her work in the United States, Australia and Singapore gives her a unique perspective of the business functions, regulatory, controls and opportunity landscape across diverse disciplines, geographies and cultures. Mrs. Wyer recently retired from J.P. Morgan Chase as a Managing Director after a successful 17-year career, carrying numerous senior roles including: Firmwide Chief Data Officer in New York office (from August 2014 to April 2017), Asia Chief Technology Officer for Corporate Technology in Singapore office (April 2017 to August 2020), and Australia & New Zealand Chief Financial Officer (CFO) in Sydney office. Mrs. Wyer commenced her career at KPMG and BearingPoint thereafter, where she has led major systems transformation, Basel II and ERP implementation projects in Australia and the U.S. Mrs. Wyer’s merger and acquisition experience includes substantial involvement in the merger of Bank One with and into J.P. Morgan Chase, J.P. Morgan Chase’s sell of its corporate trust business to Bank of New York, and J.P. Morgan Chase’s acquisition of retail banking and regional middle-market businesses from Bank of New York. Mrs Wyer holds a Bachelor of Commerce from Deakin University in Burwood, Melbourne, and she is a Chartered Accountant qualified in Australia and New Zealand, and award winner of the 2020 Singapore Top 100 Women in Technology.

Stanton Sugarman’s 30-year career has seen him playing pioneering roles in the digitization of advertising, media & content, and most recently driving SaaS in the fastest growing region of the world. Mr. Sugarman has worked across the globe with leadership roles in North America, Europe and across the Asia Pacific region. Since May 1, 2021, Mr. Sugarman serves as the Chief Commercial Officer and Co-owner of the GAIA AG (global leader in Digital Therapeutics). Mr. Sugarman brings a deep understanding of the tech landscape and its evolution coupled with extensive insight into how to drive mass adoption for both B2C and B2B settings. Mr. Sugarman has contributed significantly to the rapid growth of SaaS business models – especially in the areas of marketing, sales, CRM and commerce, previously defining the customer adoption strategy for the C-Suite for Salesforce in Europe and Asia Pacific and was responsible for the Enterprise Key Account Business as the Chief Customer Officer APAC for Salesforce based out of Singapore. He is deeply entrenched into the start-up ecosystems in Silicon Valley, Germany and Southeast Asia and has been an active advisor and mentor to many start-ups. Mr. Sugarman served as Non-Executive Director for Unilever’s DACH Entity from September 2015 to August 2019. Mr. Sugarman was the Senior Vice President of Salesforce (San Francisco Bay office) from January 2016 and August 2019, and its Chief Customer Officer APAC from September 2019 to April 2021. Mr. Sugarman holds a BA (cum laude) from the University of California at Berkeley and a Master of Business Information Systems from the Rotterdam School of Management at Erasmus University and has a very strong and proven combination of pioneering business models and scaling them with clear business insight and acumen.

Samir Addamine is a serial entrepreneur and innovation leader in the technology industry. He is well recognized as an expert in mobile and digital marketing and has advised some of the world’s leading brands on how to move towards a mobile-driven ecosystem. He founded ClicMobile in 2003, a mobile digital agency that focuses on the evolving digital world and shifting technological landscape. He was a senior executive at Framfab (a Swedish internet service company), where he developed mobile applications as well as mobile go-to-market strategies for businesses. In 2012, Mr. Addamine developed mobile applications (Follow-apps) to help enterprise companies build and grow successful mobile channels via an industry-leading analytics and engagement solution. In April 2014, Mr. Addamine incorporated FollowAnalytics, Inc., a Delaware corporation, to further develop Follow-apps. Today, FollowAnalytics is a fast-growing global leader in no-code/low-code mobile development. It is headquartered in San Francisco with offices in New York, Montreal, and Paris. Key partners include Salesforce, Adobe, and Microsoft, who recommend, distribute, and integrate FollowAnalytics solutions. Mr. Addamine is on the board of promising startup companies such as Zendoc, and is a strong advocate of digital transformation via mobile and No-code/Low-code software. He is also currently a board member on the Forbes technology council. Mr. Addamine received a Bachelor of Computer Science and Electrical Engineering from University Bourgogne France-Comté in 1993, and a Master of Business Development from Novancial Business School in Paris in 1995.

Alex Bono has more than 23 years of experience in Asia and Europe with a strong track record in digital and technology across large corporations and technology start-ups. He has experience both as an entrepreneur and intrapreneur. Mr. Bono has a proven track-record and hands-on knowledge of building and monetizing companies from zero to large size. He was the winner of the prestigious award “Top 50 HK Leaders in Retail” 2018, Best Hong Kong eCommerce platform 2018. Currently, Mr. Bono is the Chief Digital Officer of DKSH based in Singapore, providing digital leadership to the market expansion service company with $11.6 billion revenue in 2020 (SIX Swiss Exchange: DKSH), developing and implementing digital transformation across 36 countries and 4 large business units with strong focus on innovative business models. Prior to DKSH, he was CEO of Habbitzz Ltd in Hong Kong, a successful eCommerce company (owned by PCCW) and acted as Senior Vice President of eCommerce with PCCW Ltd, a Hong Kong-based information and communications technology company. Mr. Bono successfully created a proprietary consumer eCommerce business for PCCW. He was also leading the area of Innovation and Digital Transformation building innovative businesses and new revenue sources. His entrepreneurial journey includes the co-founding of Moms Asia Holdings in Singapore, in which JD.com (Nasdaq: JD) took a controlling equity investment, being the Founder & Managing Director of MKKO Ventures in Singapore as well as being a member of the Groupon co-founding team in Spain. Mr. Bono holds an International MBA from IE Business School in Madrid, Spain. He also holds a master’s degree in Computer Science and a master’s degree in E-Commerce from Polytechnic University of Valencia.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Number and Terms of Office of Officers and Directors

We have 8 directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Abel Martins Alexandre, Stanton Sugarman and Samir Addamine serve as members of our audit committee, and Mr. Abel Martins Alexandre chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Abel Martins Alexandre, Stanton Sugarman and Samir Addamine meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that that Mr. Abel Martins Alexandre qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Tina Wyer and Alex Bono serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Tina Wyer and Alex Bono are independent and Ms. Wyer chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters with the SEC and copies are available on our website. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Other than the payment to our Sponsor of $10,000 per month described elsewhere in this Report, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers, or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary share as of April 10, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary share, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary share;
●	each of our executive officers and directors that beneficially owns our ordinary share; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,086,364 shares of our ordinary share, consisting of (i) 11,211,364 shares of our Class A ordinary share, and (ii) 2,875,000 shares of our Class B ordinary share, issued and outstanding as of April 26, 2022. On all matters to be voted upon, holders of the shares of Class A ordinary share and shares of Class B ordinary share vote together as a single class. Currently, all of the shares of Class B ordinary share are convertible into Class A ordinary share on a one-for-one basis.

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary share ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Number of	Approximate	Percentage
	Shares	Percentage	of Total Outstanding
Name and Address of	Beneficially	of Outstanding	Ordinary
Beneficial Owner (1)	Owned(2)	Class B Ordinary Shares	share
Fat Projects SPAC Pte. Ltd. (4)	2,875,000	100%	20.41%
Tristan Lo (3)
David Andrada (3)	—	*	*
Nils Michaelis (5)	—	*	*
Abel Alexandre (5)	—	*	*
Tina Wyer (5)	—	*	*
Stanton Sugarman (5)	—	*	*
Samir Addamine (5)	—	*	*
Alex Bono (5)
All executive officers and directors as a group (8 individuals)	2,875,000	100%	20.41%

*less than 1%

(1)	Unless otherwise noted, the business address of each of these entities and individuals is 27 Bukit Manis Road, Sentosa Golf Club, Singapore, 099892.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the exhibit entitled “Description of Securities.”
(3)	Fat Projects SPAC Pte. Ltd., our sponsor, is the record holder of the securities reported herein. Tristan Lo and David Andrada, our Co-Chief Executive Officers, are each a control person of the member and manager of our sponsor. By virtue of this relationship, Tristan Lo and David Andrada may be deemed to share beneficial ownership of the securities held of record by our sponsor. Tristan Lo and David Andrada each disclaims any such beneficial ownership except to the extent of his respective pecuniary interest.
(4)	Represents 2,875,000 Class B ordinary shares directly held by Fat Projects SPAC Pte. Ltd.
(5)	Immediately after the initial business combination, Nils Michaelis and the non-executive directors, will each be a control person of the member of our sponsor. By virtue of this relationship, Nils Michaelis and each of the non-executive directors may be deemed to share beneficial ownership of the securities held of record by our sponsor. Nils Michaelis and each of the non-executive directors each disclaims any such beneficial ownership except to the extent of his or her respective pecuniary interest.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence

On April 22, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The founder shares (including the Class A ordinary share issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriters fully exercised their over-allotment option at the IPO resulting in no founder shares subject to forfeiture. In September 2021, the Company received expressions of interest from anchor investors to purchase Units in the IPO. Subject to each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the initial public offering (the “Initial Public Offering”) the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75.

As previously reported on a Form 8-K, on October 15, 2021, simultaneously with the closing of our initial public offering on October 15, 2021, our sponsor purchased an aggregate of 2,865,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $2,865,000. Each whole private placement warrant is exercisable to purchase one share of Class A ordinary share at a price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by October 15, 2022 (or by July 15, 2023), the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement units and all underlying securities will expire worthless.

Commencing on October 12, 2022, we pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, or directors or any affiliate of our sponsor, officers, or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On May 6, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. Pursuant to the terms of our promissory note, we may borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and was payable on the earlier of (i) October 31, 2021 and (ii) the completion of our initial public offering. As of December 31, 2021, the Company had borrowed $163,398 under the promissory note. The loan was repaid upon consummation of the IPO on October 15, 2021 and were repaid out of the offering proceeds not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $1.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private placement warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021, there were no amounts outstanding under the any such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement warrants, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement entered into in connection with our initial public offering. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Cayman law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed a copy of our code of ethics with the SEC and a copy is available on our website. You are able to review our code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have filed a copy of our audit committee charter with the SEC and a copy is available on our website. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments made to our sponsor, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021 or the closing of the IPO. As of September 30, 2021, the Company had borrowed $163,398 under the promissory note. The loan was repaid out of the offering proceeds not held in the Trust Account between the IPO date and November 18, 2021. As of December 31, 2021, there were no amounts outstanding;
●	Payment to our Sponsor $10,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Abel Martins Alexandre, Tina Wyer, Stanton Sugarman, Samir Addamine and Alex Bono are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. For the period from April 16, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $80,162, for the services Marcum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from April 16, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from April 16 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from April 16 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, Financial Statements and Financial Statement Schedules

(a)The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 12, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.3	Third Amended and Restated Memorandum and articles of association. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 12, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated October 12, 2021, among the Company, Fat Projects SPAC Pte. Ltd. and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated May 6, 2021, issued to Fat Projects SPAC Pte. Ltd. (1)
10.3	Investment Management Trust Agreement, dated October 12, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated October 12, 2021, among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated October 12, 2021, by and between the Company and Fat Projects SPAC Pte. Ltd. (2)
10.6	Placement Warrant Purchase Agreement, dated October 12, 2021, between the Company and Fat Projects SPAC Pte. Ltd. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated April 22, 2021, between the Registrant and Fat Projects SPAC Pte. Ltd. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 12, 2021.

(2)Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 15, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fat Projects Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fat Projects Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

April 28, 2022

FAT PROJECTS ACQUISITION CORP

BALANCE SHEET

December 31,
2021
Assets:
Current assets:
Cash	$754,893
Due from related party	50,000
Prepaid expenses	164,955
Total current assets	969,848
Long term prepaid expense	110,682
Investments held in Trust Account	115,010,543
Total assets	116,091,073

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Due to related party	$26,129
Accrued expenses	110,342
Total current liabilities	136,471
Deferred underwriting commissions	4,025,000
Total liabilities	4,161,471

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.00	115,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 shares issued and outstanding, excluding 11,500,000 shares subject to redemption	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	—
Accumulated deficit	(3,070,698)
Total shareholders' deficit	(3,070,398)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$116,091,073

The accompanying notes are an integral part of these financial statements.

FAT PROJECTS ACQUISITION CORP

STATEMENTS OF OPERATIONS

For the period from
April 16, 2021
(Inception) to
December 31,
2021
Formation and operating cost	$241,834
Loss from operations	(241,834)

Other income
Interest earned on investments held in Trust Account	10,543
Total other income	10,543

Net loss	$(231,291)

Weighted average shares outstanding, Class A ordinary share subject to possible redemption	3,450,000
Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.04)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary share	2,589,308
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary share	$(0.04)

The accompanying notes are an integral part of these financial statements.

FAT PROJECTS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

			Class B Ordinary		Additional
	Class A Ordinary Shares		Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 16, 2021 (Inception)	—	—	—	—	—	—	—
Class B ordinary share issued to initial shareholder			$2,875,000	$288	$24,712	—	$25,000
Sale of 2,865,000 Private Placement Warrants					2,865,000	—	2,865,000
Issuance of 115,000 representative shares	115,000	12			1,092,368		1,092,380
Proceeds allocated to Public Warrants	—	—	—	—	5,750,000	—	5,750,000
Excess fair value of Anchor Investors	—	—	—	—	5,062,500	—	5,062,500
Offering costs allocated to warrants	—	—	—	—	(599,740)	—	(599,740)
Net loss	—	—	—	—	—	(231,291)	(231,291)
Ordinary shares subject to redemption	—	—	—	—	(14,194,840)	(2,839,407)	(17,034,247)
Balance as of December 31, 2021	115,000	$12	2,875,000	$288	$—	$(3,070,698)	$(3,070,398)

The accompanying notes are an integral part of these financial statements.

●

FAT PROJECTS ACQUISITION CORP

STATEMENT OF CASH FLOWS

For the period
from April 16,
2021 (Inception)
to
December 31,
2021
Cash flows from operating activities:
Net loss	$(231,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(10,543)
Formation and operating costs paid by sponsor	4,096
Changes in current assets and liabilities:
Prepaid expenses	(275,637)
Due to related party	26,129
Accrued expenses	110,342
Net cash used in operating activities	(376,904)

Cash flows from investing activities:
Investments held in Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	113,850,000
Proceeds from private placement	2,865,000
Proceeds from sale of ordinary shares to initial shareholder	25,000
Payments to related party	(133,824)
Proceeds from issuance of promissory note to related party	163,398
Payment of promissory note to related party	(163,398)
Payment of deferred offering costs	(474,379)
Net cash provided by financing activities	116,131,797

Net change in cash	754,893
Cash, beginning of the period	—
Cash, end of the period	$754,893

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions	$4,025,000
Deferred offering costs paid by related party	21,384
Fair value of capital contribution by Sponsor to Anchor Investors	5,062,500
Offering costs in equity	599,740
Fair value of representative shares	1,092,380
Issuance of representative shares	12
Remeasurement of ordinary shares subject to redemption	$17,034,247

The accompanying notes are an integral part of these financial statements.

FAT PROJECTS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization, Business Operation and Going Concern

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2021, relates to the Company's formation and the Initial Public Offering ("IPO") described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Following the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, is being held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, the proceeds from the IPO and the sale of the placement warrant will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the IPO (October 15, 2022) (or 15 months if the Company has filed a proxy statement, (January 15, 2023) registration statement or similar filing for an initial business combination within 12 months from the consummation of the IPO but have not completed the initial business combination within such 12-month period, or up to 21 months (July 15, 2023) if we extend the period of time to consummate a business combination, or during any extended time in which the Company has to consummate a Business Combination beyond the aforementioned period as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (“Extension Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete its initial Business Combination within 12 months from the closing of the IPO (October 15, 2022) (or during any Extension Period), subject to applicable law.

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

The Company has only 12 months from the closing of the IPO (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of the IPO but has not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had $754,893 in its operating bank account and working capital of $833,377.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and borrowings from related parties (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern.  Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. The Company has until October 15, 2022 to consummate a Business Combination (or July 15, 2023 if extended). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 2022.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $754,893 and no cash equivalents at December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account consist of United States Treasury securities.  The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. During the period from April 16, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the "interest income" line item in the statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying			Fair Value
	Value as of	Gross	Gross	as of
	December 31,	Unrealized	Unrealized	December 31,
	2021	Gains	Losses	2021
U.S. Treasury Securities	$115,010,543	$2,237	$—	$115,012,390

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees, other costs incurred through the IPO that were directly related to the IPO, and fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. The Company incurred offering costs amounting to $11,883,987 as a result of the IPO consisting of $1,150,000 of underwriting commissions, $1,092,380 fair value of Representative Shares, $4,025,000 of deferred underwriting commissions, $554,107 of other offering costs and $5,062,500 of fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. Of the total offering costs, $11,284,247 was charged to temporary equity upon the completion of the IPO and $599,740 was charged to equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,365,000 Class A ordinary shares in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. No warrants were exercised during the year ended December 31, 2021. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

For the period
from April 16,
2021 (Inception) to
December 31, 2021
Redeemable Class A Ordinary Share
Net loss allocable to Redeemable Class A Ordinary Share	$(132,127)
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary share	3,450,000
Basic and diluted net loss per ordinary share	$(0.04)
Non-Redeemable Class A and Class B Ordinary Share
Net loss allocable to Non-Redeemable Share	$(99,164)
Denominator: Weighted Average Non-Redeemable share
Basic and diluted weighted average shares outstanding	2,589,308
Basic and diluted net loss per ordinary share	$(0.04)

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

As of December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Ordinary share issuance costs	(11,284,247)
Plus:
Remeasurement adjustment of carrying value to redemption value	17,034,247
Ordinary shares subject to possible redemption	$115,000,000

Share Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company at prices below fair value. The interest in acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the interest in the founder shares will be forfeited. The interest in the founder shares owned by the director (1) may not be sold or transferred, until 180 days after the consummation of a Business Combination, and (2) may not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 12 months (or up to 21 months if extended) from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the interest in the founder shares will become worthless (see Note 5).

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

Financial Instruments

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own ordinary shares and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent annual period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including annual periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASCU No. 2020-06 upon its incorporation. The impact to the balance sheet was not material.

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

The Private Placement Warrants and the warrants included in the units sold in the offering are redeemable by the Company and exercisable by the holders on the same terms.

Note 5—Related Party Transactions

Founder Shares

On April 22, 2021, the Sponsor paid, $25,000, or approximately $0.009 per share, to cover certain offering costs and expenses in consideration for 2,875,000 Class B ordinary shares, par value $0.0001. Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriters fully exercised their over-allotment option at the IPO resulting in no Founder Shares subject to forfeiture.

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

In September 2021, the Company received expressions of interest from anchor investors to purchase Units in the IPO. Subject to each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75 per share or approximately $5,062,500 (see note 6). Valuation of the Founder Shares was determined using an internal valuation model driven primarily by the initial issuance price of our Class A ordinary shares, an assumed value of $1.00 for the warrants included in the Units, and a 75% probability of successfully completing an initial Business Combination.

Share Based Compensation

In April and May 2021 the Company’s sponsor transferred interest in a total of 55,000 Founder Shares to directors.

The Company has determined the valuation of the Class B ordinary shares as of the Grant Dates. The valuation resulted in a fair value of approximately $1.45 per share as of the Grant Dates, or an aggregate of $79,821 for the 55,000 shares. As vesting of Founder Shares to directors is contingent upon an initial Business Combination, a performance condition is not probable of occurring at December 31, 2021. Upon consummation of an initial Business Combination the Company will recognize $79,821 in compensation expense.

Due from related party

Since April 16, 2021 (inception), related parties have paid for certain offering costs and expenses on behalf of the Company. At December 31, 2021 an excess of $50,000 was repaid to those related parties and was due back to the Company. On April 26, 2022, the Company was repaid all amount due the Company from the related parties.

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021 or the closing of the IPO. At December 31, 2021, no amount was outstanding on the promissory note. The promissory note has expired and no borrowings are permitted on this note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. As of December 31, 2021, the expense for office space, secretarial and administrative services was $26,129. At December 31, 2021, these amounts were unpaid and reported on the balance sheet as due to related party.

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

Anchor Investors

The Sponsor entered into an agreement with ten strategic investors (each referred to as an “anchor investor”) for the purchase of 75,000 Founder Shares each at the same price the Sponsor paid ($0.009 per share). The anchor investors purchased 9,500,000 Units in the IPO. The Company’s agreement with the anchor investors entails that if the anchor investors do not own a set minimum of public shares at the time of any shareholders vote with respect to an initial Business Combination or the business day immediately prior to the completion of the initial Business Combination, it will transfer to the Sponsor all or a portion of the Founder Shares it purchased prior to the IPO on a pro rata basis. In such a case, the Sponsor (or its designee), will repurchase all of the Private Placement Warrants held by the anchor investor at its original purchase price. The Company can make no assurance that the anchor investor will retain their shares, if any, upon the completion of the Company’s Business Combination. As a result of the Founder Shares and Private Placement Warrants that the anchor investor may hold, it may have different interests with respect to a vote on an initial Business Combination than other public shareholders (see Note 5).

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

The Company accounted for the fair value of the Class A ordinary shares issued to the Representatives as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Class A ordinary shares was determined to be $9.00 per share or approximately $1,092,380. Valuation of the Class A ordinary shares was determined using an internal valuation model and classified as a Level 3 valuation. The valuation was driven primarily by the initial issuance price of the Public Units, and an assumed value of approximately $0.50 for the warrants included in the Units.

Note 7—Shareholders' Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 115,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 26, 2022 the amounts outstanding as of December 31, 2021 and subsequent activity through April 26, 2022, associated with due to and due from related party were repaid in full.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2022	Fat Projects Acquisition Corp
	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ristan
Name	Position	Date

/s/ Tristan Lo	Co-Chief Executive Officer and Chairman and Director	April 28, 2022
Tristan Lo	(Principal Executive Officer)

/s/ David Andrada	Co-Chief Executive Officer and Chief Financial Officer and Director	April 28, 2022
David Andrada	(and Principal Financial and Accounting Officer)

/s/ Nils Michaelis	President and Chief Operating Officer and Head of Mergers & Acquisitions and Director	April 28, 2022
Nils Michaelis

/s/ Abel Martins Alexandre	Director	April 28, 2022
Abel Martins Alexandre

/s/ Tina Wyer	Director	April 28, 2022
Tina Wyer

/s/ Stanton Sugarman	Director	April 28, 2022
Stanton Sugarman

/s/ Samir Addamine	Director	April 28, 2022
Samir Addamine

/s/ Alex Bono	Director	April 28, 2022
Alex Bono