Form 10-Q
period 2022-03-31
FAT PROJECTS ACQUISITION CORP
filed 2022-05-16
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 11,615,000 shares of the Company’s Class A Ordinary Share, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Ordinary Share, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes    ☒ No ☐

FAT PROJECTS ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

FAT PROJECTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets:
Current assets:
Cash	$565,239	$754,893
Prepaid expenses	202,150	164,955
Due from related party	90,000	50,000
Total current assets	857,389	969,848
Long term prepaid expense	75,729	110,682
Investments held in Trust Account	115,041,479	115,010,543
Total assets	115,974,597	116,091,073

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$98,134	$110,342
Due to related party	80,000	26,129
Total current liabilities	178,134	136,471
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	4,203,134	4,161,471

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.00	115,000,000	115,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 shares issued and outstanding, excluding 11,500,000 shares subject to redemption at March 31, 2022 and December 31,2021	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding at March 31, 2022 and December 31,2021	288	288
Additional paid-in capital	—	—
Accumulated deficit	(3,228,837)	(3,070,698)
Total shareholders’ deficit	(3,228,537)	(3,070,398)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$115,974,597	$116,091,073

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2022

(UNAUDITED)

Formation and operating cost	$189,075
Loss from operations	(189,075)

Other income
Interest earned on investments held in Trust Account	30,936
Total other income	30,936

Net loss	$(158,139)

Weighted average shares outstanding, Class A ordinary share subject to possible redemption	11,500,000
Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.01)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary share	2,990,000
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary share	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2022

(UNAUDITED)

	Class A Ordinary		Class B Ordinary		Additional
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	115,000	$12	2,875,000	$288	$—	$(3,070,698)	$(3,070,398)
Net loss						(158,139)	(158,139)

Balance as of March 31, 2022	115,000	$12	2,875,000	$288	$—	$(3,228,837)	$(3,228,537)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(158,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(30,936)
Changes in current assets and liabilities:
Due from related party	(40,000)
Due to related party	53,871
Prepaid expenses	(2,242)
Accrued expenses	(12,208)
Net cash used in operating activities	(189,654)

Net change in cash	(189,654)
Cash, beginning of the period	754,893
Cash, end of the period	$565,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1—Organization, Business Operation and Going Concern

Fat Projects Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on April 16, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target but has initiated preliminary discussions, directly or indirectly, with various business combination target companies. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Subject to each anchor investor purchasing 100% of the units allocated to it, in connection with the closing of the IPO the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 (See Note 6).

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $565,239 in its operating bank account and working capital of $679,255.

The Company’s liquidity needs up to March 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and borrowings from related parties (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until October 15, 2022, to consummate a Business Combination (or July 15, 2023, if extended). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 2022. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 28, 2022.

The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $565,239 and $754,893 and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

On March 31, 2022 and December 31, 2021, the assets held in the Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. During the three months ended March 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statement of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022, and December 31, 2021, are as follows:

	Carrying			Fair Value
	Value as of	Gross	Gross	as of
	March 31,	Unrealized	Unrealized	March 31,
	2022	Gains	Losses	2022
U.S. Treasury Securities	$115,041,479	$—	$(981)	$115,039,798

Carrying			Fair Value
Value as of	Gross	Gross	as of
December 31,	Unrealized	Unrealized	December 31,

	2021	Gains	Losses	2021
U.S. Treasury Securities	$115,010,543	$2,237	$—	$115,012,390

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,365,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. No warrants were exercised during the three months ended March 31, 2022. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

For the three
months
ended
March 31, 2022
Redeemable Class A Ordinary Share
Net loss allocable to Redeemable Class A Ordinary Share	$(125,507)
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary share	11,500,000
Basic and diluted net loss per ordinary share	$(0.01)
Non-Redeemable Class A and Class B Ordinary Share
Net loss allocable to Non-Redeemable Share	$(32,632)
Denominator: Weighted Average Non-Redeemable share
Basic and diluted weighted average shares outstanding	2,990,000
Basic and diluted net loss per ordinary share	$(0.01)

Ordinary Shares Subject to Possible Redemption

The 11,500,000 Public Warrants and 2,865,000 Private Placement Warrants were issued in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant is recorded as equity. The Company accounts for its outstanding warrants as equity-classified instruments based on such guidance.

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

As of March 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Share Based Compensation

In April and May 2021, the Company’s sponsor transferred interest in a total of 55,000 Founder Shares to directors.

The Company has determined the valuation of the Class B ordinary shares as of the Grant Dates. The valuation resulted in a fair value of approximately $1.45 per share as of the Grant Dates, or an aggregate of $79,821 for the 55,000 shares. As vesting of Founder Shares to directors is contingent upon an initial Business Combination, a performance condition is not probable of occurring at March 31, 2022 and December 31, 2021. Upon consummation of an initial Business Combination the Company will recognize $79,821 in compensation expense.

Due from related party

Since April 16, 2021 (inception), related parties have paid for certain offering costs and expenses on behalf of the Company. For the three months ended March 31, 2022, no payment was made. At December 31, 2021 an excess of $50,000 was repaid to those related parties and was due back to the Company. As of March 31, 2022, the unpaid balance is $90,000. On April 26, 2022, the Company was repaid all amounts due to the Company from the related parties.

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021, or the closing of the IPO. On March 31, 2022, and December 31, 2021, no amount was outstanding on the promissory note. The promissory note has expired, and no borrowings are permitted on this note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2022, and for the period from April 16, 2021 (Inception) through December 31, 2021, the expense for office space, secretarial and administrative services was $30,000 and $26,129. On March 31, 2022, and December 31, 2021, the unpaid balance is $80,000 and $26,129, respectively, and reported on the balance sheet as due to related party.

On April 26, 2022, the amounts outstanding as of December 31, 2021, and subsequent activity through April 26, 2022, associated with due to and due from related party were repaid in full.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. At the IPO, the underwriters fully exercised their option to purchase the additional 1,500,000 units.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were 115,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On March 31, 2022, and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as follows:

On April 26, 2022, the amounts outstanding as of March 31, 2022, and December 31, 2021, and subsequent activity through April 26, 2022, associated with due to and due from related party were repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Fat Projects Acquisition Corp” “our,” “us” or “we” refer to Fat Projects Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022, were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended March 31, 2022, we had a net loss of $158,139, which consisted of formation and operating costs of $189,075 and interest earned on investments held of $30,936.

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

For three months ended March 31, 2022, cash used in operating activities was $189,654. Net loss of $158,139 was affected by interest earned on investments held in the Trust Account of $30,936. Changes in operating assets and liabilities provided $579 of cash from operating activities.

As of March 31, 2022, we had investments of $115,041,479 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $565,239 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until October 15, 2022, to consummate a Business Combination (or July 15, 2023, if extended). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 15, 2022 (or July 15, 2023, if extended).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months period ending March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting process and related party transactions. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the financial reporting process and related party transactions and to properly account for and report our transactions. In light of the material weakness identified, we have processes to identify and appropriately apply applicable accounting requirements. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on October 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. Further, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The impact of this action and related sanctions on the world economy and the specific impact on our financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our final prospectus declared effective by the SEC on October 12, 2021. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

The risk factor disclosure in our final prospectus as set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT PROJECTS ACQUISITION CORP

Date: May 16, 2022	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ David Andrada
	Name:	David Andrada
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)