Form 10-Q
period 2022-06-30
FAT PROJECTS ACQUISITION CORP
filed 2022-08-12
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 11,243,332 shares of the Company’s Class A Ordinary Share, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Ordinary Share, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

FAT PROJECTS ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021		2
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021		3
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021		4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021		5
Notes to Unaudited Condensed Financial Statements		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

PART I. FINANCIAL INFORMATION

FAT PROJECTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$468,656	$754,893
Prepaid expenses	174,725	164,955
Due from related party	-	50,000
Total current assets	643,381	969,848
Long term prepaid expense	40,388	110,682
Investments held in Trust Account	115,225,818	115,010,543
Total assets	115,909,587	116,091,073

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$171,588	$110,342
Due to related party	20,000	26,129
Total current liabilities	191,588	136,471
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	4,216,588	4,161,471

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value	115,225,818	115,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 shares issued and outstanding, excluding 11,500,000 shares subject to redemption at June 30, 2022 and December 31,2021	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding at June 30, 2022 and December 31,2021	288	288
Additional paid-in capital	-	-
Accumulated deficit	(3,533,119)	(3,070,698)
Total shareholders’ deficit	(3,532,819)	(3,070,398)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$115,909,587	$116,091,073

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the period from April 16, 2021 (inception) through June 30, 2021

Formation and operating costs	$262,803	$451,878	$6,407
Loss from operations	(262,803)	(451,878)	(6,407)

Other income:
Interest earned on investments held in Trust Account	184,339	215,275	-
Total other income	184,339	215,275	-

Net loss	$(78,464)	$(236,603)	$(6,407)
Weighted average shares outstanding, Class A ordinary share subject to possible redemption	11,500,000	11,500,000	-
Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.01)	$(0.02)	$-
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary share	2,990,000	2,990,000	2,500,000
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary share	$(0.01)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED AS OF JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1， 2022	115,000	$12	2,875,000	$288	$—	$(3,070,698)	$(3,070,398)
Net loss		—		—	—	(158,139)	(158,139)
Balance as of March 31, 2022	115,000	$12	2,875,000	$288	$—	$(3,228,837)	$(3,228,537)
Net loss	—	—	—	—	—	(78,464)	(78,464)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(225,818)	(225,818)
Balance as of June 30, 2022	115,000	$12	2,875,000	$288	$—	$(3,533,119)	$(3,532,819)

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary		Class B Ordinary		Additional
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 16, 2021	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(6,407)	(6,407)
Balance as of June 30, 2021	—	—	2,875,000	288	24,712	(6,407)	18,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the six months ended June 30,	For the Period from April 16, 2021 (inception) through June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(236,603)	$(6,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by sponsor	-	4,096
Interest earned on investments held in Trust Account	(215,275)	-
Changes in current assets and liabilities:
Due to related party	43,871	-
Prepaid expenses	60,524	-
Accrued expenses	61,246	2,311
Net cash used in operating activities	(286,237)	-

Net change in cash	(286,237)	-
Cash, beginning of the period	754,893	-
Cash, end of the period	$468,656	$-

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$225,818	$-
Deferred offering costs paid by Sponsor under the promissory note	$-	$58,345
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$21,384
Deferred offering costs included in accrued offering costs and expenses	$-	$70,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $468,656 in its operating bank account and working capital of $451,793.

The Company’s liquidity needs up to June 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and borrowings from related parties (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $468,656 and $754,893 and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

On June 30, 2022 and December 31, 2021, the assets held in the Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. During the three and six months ended June 30, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022, and December 31, 2021, are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value As of June 30, 2022
U.S. Treasury Securities	$115,225,818	$-	$(10,079)	$115,215,739

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$115,010,543	$2,237	$-	$115,012,390

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,365,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. No warrants were exercised during the three and six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

	For the Three Months Ended		For the Six Months Ended		For the Period from April 16, 2021 (inception) through
	June 30, 2022		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$(62,273)	$(16,191)	$(187,780)	$(48,823)	$-	$(6,407)

Denominator:
Weighted-average shares outstanding	11,500,000	2,990,000	11,500,000	2,990,000	-	2,500,000
Basic and diluted net income per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$-	$0.00

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

As of June 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Ordinary share issuance costs	(11,284,247)
Plus:
Remeasurement adjustment of carrying value to redemption value	17,034,247
Ordinary shares subject to possible redemption at December 31, 2021	$115,000,000
Plus:
Accretion of carrying value to redemption value	225,818
Ordinary shares subject to possible redemption at June 30, 2022	$115,225,818

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

The Company has determined the valuation of the Class B ordinary shares as of the Grant Dates. The valuation resulted in a fair value of approximately $1.45 per share as of the Grant Dates, or an aggregate of $79,821 for the 55,000 shares. As vesting of Founder Shares to directors is contingent upon an initial Business Combination, a performance condition is not probable of occurring at June 30, 2022 and December 31, 2021. Upon consummation of an initial Business Combination the Company will recognize $79,821 in compensation expense.

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

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021, or the closing of the IPO. On June 30, 2022, and December 31, 2021, no amount was outstanding on the promissory note. The promissory note has expired, and no borrowings are permitted on this note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2022, the expense for office space, secretarial and administrative services was $30,000 and $60,000, respectively. On June 30, 2022, and December 31, 2021, the unpaid balance was $20,000 and $26,129, respectively, and reported on the balance sheet as due to related party.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were 115,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On June 30, 2022, and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022, were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended June 30, 2022, we had a net loss of $78,464, which consisted of operating costs of $262,803, and offset by interest earned on investments held in Trust Account of $184,339.

For six months ended June 30, 2022, we had a net loss of $236,603, which consisted of operating costs of $451,878 and offset by interest earned on investments held in Trust Account of $215,275.

For period from April 16, 2021 (inception) through June 30, 2021, we had a net loss of $6,407, which consisted of formation and operating costs of $6,407.

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

For six months ended June 30, 2022, cash used in operating activities was $286,237. Net loss of $236,603 was affected by interest earned on investments held in the Trust Account of $215,275. Changes in operating assets and liabilities provided $165,641 of cash from operating activities.

For period from April 16, 2021 (inception) through June 30, 2021, cash used in operating activities was none.

As of June 30, 2022, we had investments of $115,225,818 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $468,656 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three and six months period ending June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting process and related party transactions. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness.

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

FAT PROJECTS ACQUISITION CORP

Date: August 12, 2022	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ David Andrada
	Name:	David Andrada
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)