Form 10-Q
period 2022-09-30
FAT PROJECTS ACQUISITION CORP
filed 2022-11-09
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 11,615,000 shares of the Company’s Class A Ordinary Shares, $0.0001 par value per share (the “Class A Shares”) (including 358,918 Class A Shares in unseparated units) and 2,875,000 of the Company’s Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 1 2 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FAT PROJECTS ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021		1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the period from April 16, 2021 (inception) through September 30, 2021 and for the three months ended September 30, 2021		2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) for the three and nine months ended September 30, 2022		3
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) for the three months ended September 30, 2021 and for the period from April 16, 2021 (Inception) through September 30, 2021		4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 16, 2021 (Inception) through September 30, 2021		5
Notes to Unaudited Condensed Financial Statements		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
SIGNATURES		31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAT PROJECTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$243,991	$754,893
Prepaid expenses	156,201	164,955
Due from related party	—	50,000
Total current assets	400,192	969,848
Long term prepaid expense	4,659	110,682
Investments held in Trust Account	115,803,480	115,010,543
Total assets	116,208,331	116,091,073

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$1,167,152	$110,342
Due to related party	—	26,129
Total current liabilities	1,167,152	136,471
Deferred underwriting commissions	4,025,000	4,025,000
Total liabilities	5,192,152	4,161,471

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,500,000 shares at $10.07 and $10.00 redemption value as of September 30, 2022 and December 31, 2021, respectively	115,803,480	115,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 shares issued and outstanding, excluding 11,500,000 shares subject to redemption at September 30, 2022 and December 31, 2021	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	288	288
Additional paid-in capital	—	—
Accumulated deficit	(4,787,601)	(3,070,698)
Total shareholders’ deficit	(4,787,301)	(3,070,398)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$116,208,331	$116,091,073

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from April 16, 2021 (inception) through September 30, 2021
Formation and operating costs	$1,254,482	$43,886	$1,706,360	$50,293
Loss from operations	(1,254,482)	(43,886)	(1,706,360)	(50,293)

Other income:
Interest earned on investments held in Trust Account	577,662	—	792,937	—
Total other income	577,662	—	792,937	—

Net loss	$(676,820)	$(43,886)	$(913,423)	$(50,293)

Weighted average shares outstanding, Class A ordinary share subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.05)	$—	$(0.06)	$—
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary share(1)	2,990,000	2,500,000	2,990,000	2,500,000
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary share	$(0.05)	$(0.02)	$(0.06)	$(0.02)

(1)	As of September 30, 2021, the over-allotment option was not exercised, hence the weighted average shares outstanding for the three months ended September 30, 2021 and for the period from April 16, 2021(inception) through September 30, 2021 exclude an aggregate of up to 375,000 Class B ordinary shares subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED AS OF SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1， 2022	115,000	$12	2,875,000	$288	$—	$(3,070,698)	$(3,070,398)
Net loss	—	—	—	—	—	(158,139)	(158,139)
Balance as of March 31, 2022	115,000	12	2,875,000	288	—	(3,228,837)	(3,228,537)
Net loss	—	—	—	—	—	(78,464)	(78,464)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(225,818)	(225,818)
Balance as of June 30, 2022	115,000	12	2,875,000	288	—	(3,533,119)	(3,532,819)
Net loss	—	—	—	—	—	(676,820)	(676,820)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(577,662)	(577,662)
Balance as of September 30, 2022	115,000	$12	2,875,000	$288	$—	$(4,787,601)	$(4,787,301)

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM APRIL 16,
2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 16, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(6,407)	(6,407)
Balance as of June 30, 2021	—	—	2,875,000	288	24,712	(6,407)	18,593
Net loss	—	—	—	—	—	(43,886)	(43,886)
Balance as of September 30, 2021	—	$—	2,875,000	$288	$24,712	$(50,293)	$(25,293)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended September 30,	For the Period from April 16, 2021 (inception) through September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(913,423)	$(50,293)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Formation and operating costs paid by sponsor	—	479
Interest earned on investments held in Trust Account	(792,937)	—
Changes in current assets and liabilities:
Due to/from related party, net	23,871	—
Prepaid expenses	114,777	—
Accrued expenses	1,056,810	—
Accrued offering costs and expenses	—	13,616
Net cash (used in) provided by operating activities	(510,902)	36,198

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	164,198
Repayment of promissory note to related party	—	(83,824)
Payment of deferred offering costs	—	(44,001)
Net cash provided by financing activities	—	36,373

Net change in cash	(510,902)	175
Cash, beginning of the period	754,893	—
Cash, end of the period	$243,991	$175

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$803,480	$—
Deferred offering costs paid by Sponsor under the promissory note	$—	$58,345
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$21,384
Deferred offering costs included in accrued offering costs and expenses	$—	$28,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization, Business Operation and Going Concern

Fat Projects Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on April 16, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As described below, the Company has selected a target for its initial Business Combination and entered into a Business Combination Agreement with that target.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial Business Combination, the negotiation of the Business Combination Agreement described below and the preparation and filing on October 5, 2022 with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form S-4 with respect to the Business Combination (the “Form S-4”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Following the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, is being held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, the proceeds from the IPO and the sale of the placement warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period as defined below or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete its initial Business Combination within the Combination Period subject to applicable law.

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

The Company’s amended and restated memorandum and articles of association provide that the Company has only 12 months from the closing of the IPO (which was automatically extended to January 15, 2023 upon the filing of Form S-4 on October 5, 2022), or up to 21 months if the Company further extends the period of time to consummate a business combination, or if the Company’s shareholders further extend the time period, in each case in accordance with the Company’s amended and restated memorandum and articles of association) to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within Combination Period.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period, or (B) with respect to any other provision relating to any other provision relating to the rights of holders of the Company’s Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust Account, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The anchor investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

Subject to each anchor investor purchasing 100% of the units allocated to it, in connection with the closing of the IPO the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 (See Note 6).

Merger

On August 26, 2022, the Company entered into a Business Combination Agreement with Avanseus Holdings Pte. Ltd., a Singapore private company limited by shares (“Avanseus”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Avanseus (other than the PIPE Investment as defined below, which will require further approval of each board of directors), subject to the approval of the Company’s shareholders.

The Business Combination Agreement provides for a series of transactions, pursuant to which, among other things, Avanseus’ shareholders will exchange all of their outstanding Avanseus shares in consideration for newly issued Company Class A Ordinary Shares (the “Share Exchange”), subject to the conditions set forth in the Business Combination Agreement, with Avanseus thereby becoming a wholly owned subsidiary of the Company (the Share Exchange and the other transactions contemplated by the Business Combination Agreement, together, the “Business Combination” or the “Proposed Transaction”). In connection with the Business Combination, the Company will change its corporate name to “Avanseus Holdings Corporation” (“New Avanseus”).

The Business Combination Agreement provides that the Company will use its commercially reasonable efforts to enter into and consummate subscription agreements in form and substance mutually acceptable to the Company and Avanseus with investors mutually reasonably acceptable to the Company and Avanseus pursuant to which such investors will agree to purchase up to an aggregate of $35 million of (i) the Company’s Series A Convertible Preference Shares, which shares will be convertible into the Company’s Class A Ordinary Shares, and/or (ii) the Company’s Class A Ordinary Shares, with such purchases to be consummated prior to or substantially currently with the closing of the Share Exchange (the “PIPE Investment”).

The Business Combination is expected to close in the first quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

On October 3, 2022, the Company and Avanseus entered into a First Amendment to Business Combination Agreement (the “BCA Amendment”) to amend the previously announced Business Combination Agreement dated August 26, 2022. The BCA Amendment amended the Original Business Combination Agreement to (1) add a mutual condition to the obligations of the Company and Avanseus to close the transactions contemplated in the Business Combination Agreement that holders of the Company’s Class A Ordinary Shares redeem an aggregate of at least 5,200,000 of such shares so that Avanseus will be the acquiror for accounting purposes at both the minimum and maximum redemption levels required to be disclosed in the Registration Statement on Form S-4 to be filed with the Commission pursuant to the Business Combination Agreement, (2) replace the form of Incentive Equity Plan attached to the Original Business Combination Agreement with an amended Incentive Equity Plan to conform the eligible participants in the plan to the eligible participants listed in the Original Business Combination Agreement, (3) improve the description of the Nasdaq listing process in the Business Combination Agreement for the Company Class A Ordinary Shares to be issued to Avanseus’ shareholders and pursuant to the Incentive Equity Plan and (4) provide that subscription agreements for PIPE investors be mutually reasonably acceptable to Avanseus as well as the Company. On October 5, 2022, the Company filed the Form S-4 with SEC with respect to the Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $243,991 in its operating bank account and working capital deficit of $766,960.

The Company’s liquidity needs prior to IPO, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and borrowings from related parties (see Note 5). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until October 15, 2022, to consummate a Business Combination, which was automatically extended to January 15, 2023 upon the filing of the Form S-4 on October 5, 2022 unless the Company further extends the period of time to consummate a business combination, or unless the Company’s shareholders approve of a further extension, in each case in accordance with the Company’s amended and restated memorandum and articles of association. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2023 (assuming no further extensions). Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 28, 2022, and the Form S-4 filed with SEC on October 5, 2022.

The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $243,991 and $754,893 and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

On September 30, 2022 and December 31, 2021, the assets held in the Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. During the three and nine months ended September 30, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022, and December 31, 2021, are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value As of September 30, 2022
U.S. Treasury Securities	$115,803,480	$12,715	$—	$115,816,195

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$115,010,543	$2,237	$—	$115,012,390

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,365,000 Class A ordinary shares in the aggregate. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. No warrants were exercised during the three and nine months ended September 30, 2022 , for the period from April 16, 2021 (inception) through September 30, 2021, and the three months ended September 30, 2021. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. In connection with the underwriters exercise of their over-allotment option on October 15, 2021, 375,000 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable Cass A and Class B ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable Cass A and Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(537,159)	$(139,661)	$—	$(43,886)

Denominator:
Weighted-average shares outstanding	11,500,000	2,990,000	—	2,500,000
Basic and diluted net loss per share	$(0.05)	$(0.05)	$—	$(0.02)

	For the Nine Months Ended		For the Period from April 16, 2021 (inception) through
	September 30, 2022		September 30, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable Cass A and Class B ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable Cass A and Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(724,939)	$(188,484)	$—	$(50,293)

Denominator:
Weighted-average shares outstanding	11,500,000	2,990,000	—	2,500,000
Basic and diluted net loss per share	$(0.06)	$(0.06)	$—	$(0.02)

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

The Company issued to Hutton and/or its designees, 115,000 Class A ordinary shares upon the consummation of the IPO. Hutton has agreed (i) to waive its redemption rights with respect to such ordinary shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such ordinary shares if the Company fails to complete its initial Business Combination within the Combination Period (See Note 6).

As of September 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Ordinary share issuance costs	(11,284,247)
Plus:
Remeasurement adjustment of carrying value to redemption value	17,034,247
Ordinary shares subject to possible redemption at December 31, 2021	115,000,000
Plus:
Accretion of carrying value to redemption value	803,480
Ordinary shares subject to possible redemption at September 30, 2022	115,803,480

Share Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company at prices below fair value. The interest in acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the interest in the founder shares will be forfeited. The interest in the founder shares owned by the director (1) may not be sold or transferred, until 180 days after the consummation of a Business Combination, and (2) may not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 12 months. which was automatically extended to 15 months with respect to the filing of Form S-4 on October 5, 2022, (or up to 21 months if the Company further extends the period of time to consummate a business combination, or if the Company’s shareholders approve an extension, in each case in accordance with the Company’s amended and restated memorandum and articles of association) from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the interest in the founder shares will become worthless (see Note 5).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’ own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 2,865,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $2,865,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable (except to certain permitted transferees) until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. In accordance with one of the permitted exceptions to the restrictions on transfer of the Private Warrants, promptly after the completion of the IPO, the Sponsor distributed all of the Private Warrants to its shareholders. Therefore, the Sponsor itself no longer holds any of the Private Warrants, and all of the Private Warrants are held by the Sponsor’s Shareholders (the “Sponsor’s Shareholders”).

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

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares (or Class A ordinary shares issuable upon conversion thereof) until the earlier of (A) six months after the date of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported last sale price of the Company’s Class A ordinary shares equals or exceeds US $12.00 per share (as adjusted for share subdivisions, share dividends, right issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

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

On October 18, 2021, the Sponsor transferred 2,070,000 Class B ordinary shares held by it to its Sponsor’s Shareholders, which include all of the Company’s directors and executive officers or companies controlled by them.

Share Based Compensation

In April and May 2021, the Company’s sponsor transferred interests in a total of 55,000 Founder Shares to directors.

The Company has determined the valuation of the Class B ordinary shares as of the Grant Dates. The valuation resulted in a fair value of approximately $1.45 per share as of the Grant Dates, or an aggregate of $79,821 for the 55,000 shares. As vesting of Founder Shares to directors is contingent upon the closing of an initial Business Combination, a performance condition is not probable of occurring at September 30, 2022 and December 31, 2021. Upon consummation of an initial Business Combination the Company will recognize $79,821 in compensation expense.

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

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021, or the closing of the IPO. On September 30, 2022, and December 31, 2021, no amount was outstanding on the promissory note. The promissory note has expired, and no borrowings are permitted on this note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2022, the expense for office space, secretarial and administrative services was $30,000 and $90,000, respectively. On September 30, 2022, and December 31, 2021, the unpaid balance was $0 and $26,129, respectively, and reported on the balance sheet as due to related party.

Note 6—Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, the representative shares, Placement Warrants (including component securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary share) that may be issued upon exercise of the warrants as part of the Working Capital Loans and Class A ordinary share issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement signed on October 12, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75 per share or approximately $5,062,500 in the aggregate for all 750,000 Founder Shares transferred to the anchor investors (see note 5). Valuation of the Founder Shares was determined using an internal valuation model and classified as a Level 3 valuation. The valuation was driven primarily by the initial issuance price of the Public Units, an assumed value of $1.00 for the warrants included in the Units, and a 75% probability of successfully completing an initial Business Combination.

Representative Shares

The Company issued to Hutton and/or its designees (the “Representatives”) 115,000 Class A ordinary shares upon the consummation of the IPO. Hutton has agreed not to transfer, assign or sell any such ordinary shares until the completion of the initial Business Combination. In addition, Hutton has agreed (i) to waive its redemption rights with respect to such ordinary shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such ordinary shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

The Company accounted for the fair value of the Class A ordinary shares issued to the Representatives as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Class A ordinary share was determined to be $9.00 per share or approximately $1,092,380. Valuation of the Class A ordinary shares was determined using an internal valuation model and classified as a Level 3 valuation. The valuation was driven primarily by the initial issuance price of the Public Units, and an assumed value of approximately $1 for the warrants included in the Units.

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were 115,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On September 30, 2022, and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 5, 2022, the Company filed Form 8-K with SEC, to announce the First Amendment to the previously announced Business Combination Agreement dated August 26, 2022.

On October 5, 2022, the Company filed Form -S-4 with SEC with respect to the Business Combination. In connection with the filing of Form S-4, the Company’s Business Combination Period was automatically extended to January 15, 2023.

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

Proposed Business Combination

On August 26, 2022, we entered into a Business Combination Agreement with Avanseus Holdings Pte. Ltd., a Singapore private company limited by shares (“Avanseus”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”).

The Business Combination Agreement and the transactions contemplated thereby were approved by our board of directors and the Avanseus board of directors (other than the PIPE Investment as described below which will require further approval of the boards of directors), subject to the approval of our shareholders .

The Business Combination Agreement provides for a series of transactions, pursuant to which, among other things, Avanseus’ shareholders will exchange all of their outstanding Avanseus shares in consideration for newly issued Company Class A Ordinary Shares (the “Share Exchange”), subject to the conditions set forth in the Business Combination Agreement, with Avanseus thereby becoming our wholly owned subsidiary (the Share Exchange and the other transactions contemplated by the Business Combination Agreement, together, the “Business Combination” or the “Proposed Transaction”). In connection with the Business Combination, we will change our corporate name to “Avanseus Holdings Corporation” (“New Avanseus”).

The Business Combination Agreement provides that the Company will use its commercially reasonable efforts to enter into and consummate subscription agreements in form and substance mutually acceptable to the Company and Avanseus with investors mutually reasonably acceptable to the Company and Avanseus pursuant to which such investors will agree to purchase up to an aggregate of $35 million of (i) the Company’s Series A Convertible Preference Shares, which shares will be convertible into the Company’s Class A Ordinary Shares, and/or (ii) the Company’s Class A Ordinary Shares, with such purchases to be consummated prior to or substantially currently with the closing of the Share Exchange (the “PIPE Investment”).

The Business Combination is expected to close in the first quarter of 2023, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

On October 3, 2022, Avanseus and we entered into a First Amendment to Business Combination Agreement (the “BCA Amendment”) to amend the previously announced Business Combination Agreement dated August 26, 2022. The BCA Amendment amends the Original Business Combination Agreement to (1) add a mutual condition to the obligations of Avanseus and us to close the transactions contemplated in the Business Combination Agreement that holders of the Company’s Class A Ordinary Shares redeem an aggregate of at least 5,200,000 of such shares so that Avanseus will be the acquiror for accounting purposes at both the minimum and maximum redemption levels required to be disclosed in the Registration Statement on Form S-4 to be filed with the Commission pursuant to the Business Combination Agreement, (2) replace the form of Incentive Equity Plan attached to the Original Business Combination Agreement with an amended Incentive Equity Plan to conform the eligible participants in the plan to the eligible participants listed in the Original Business Combination Agreement, (3) improve the description of the Nasdaq listing process in the Business Combination Agreement for our Class A Ordinary Shares to be issued to Avanseus’ shareholders and pursuant to the Incentive Equity Plan and (4) provide that subscription agreements for PIPE investors be mutually reasonably acceptable to Avanseus as well as us.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022, were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination, negotiating the Business Combination Agreement and the preparation and filing on October 5, 2022 with the SEC the Form S-4 with respect to the Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and expenses incurred in connection with negotiating the Business Combination Agreement and preparing and filing the Form S-4.

For three months ended September 30, 2022, we had a net loss of $676,820, which consisted of formation and operating costs $1,254,482, offset by interest earned on investments held in Trust Account of $577,662.

For nine months ended September 30, 2022, we had a net loss of $913,423, which consisted of formation and operating costs of $1,706,360, offset by interest earned on investments held in Trust Account of $792,937.

For the three months ended September 30, 2021, we had a net loss of $43,886, which consisted primarily of formation and operating costs.

For the period from April 16, 2021 (inception) to September 30, 2021, we had a net loss of $50,293, which consisted primarily of formation and operating costs.

Liquidity, Capital Resources and Going Concern

On October 15, 2021, we consummated our Initial Public Offering of 11,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 2,865,000 Placement Warrants to the Sponsor at a price of $1.00 per Warrant, generating gross proceeds of $2,865,000.

For nine months ended September 30, 2022, cash used in operating activities was $510,902. Our net loss of $913,423 resulted from formation and operating costs of $1,706,360 partially offset by interest earned on investments held in the Trust Account of $792,937. Changes in operating assets and liabilities provided $1,125,458 of cash from operating activities.

For period from April 16, 2021 (inception) through September 30, 2021, cash used in operating activities was $36,198. Our net loss of $50,293 resulted from formation and operating costs of $50,772 partially offset by formation and operating costs paid by sponsor of $479. Changes in operating assets and liabilities provided $13,616 of cash from operating activities.

As of September 30, 2022, we had investments of $115,803,480 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $243,991 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

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

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until October 15, 2022, which was automatically extended to January 15, 2023 when we filed the Form S-4 on October 5, 2022, to consummate a Business Combination unless the Company further extends the period of time to consummate a business combination, or unless the Company’s shareholders approve of a further extension, in each case in accordance with the Company’s amended and restated memorandum and articles of association. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2023 (assuming no further extensions).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Financial Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent annual period end date while the warrants are outstanding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three and nine months period ending September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness related to our internal control over financial reporting process and related party transactions. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as follows.

Management has identified a material weakness in internal controls related to the financial reporting process and related party transactions and to properly account for and report our transactions. In light of the material weakness identified, we have been implementing processes to identify and appropriately apply applicable accounting requirements. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On April 22, 2021, we issued 2,875,000 founder shares to the Fat Projects PTE. LTD. (the “Sponsor”) for an aggregate purchase price of $25,000, or approximately $0.009 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In September 2021, the Company received expressions of interest from anchor investors to purchase Units in the IPO. Subject to each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the initial public offering (the “Initial Public Offering”) the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of August 26, 2022, by and among Fat Projects Acquisition Corp and Avanseus Holdings Pte. Ltd. (1)
2.1.1	First Amendment to Business Combination Agreement, dated as of October 3, 2022, by and among Fat Projects Acquisition Corp and Avanseus Holdings Pte. Ltd. (2)
10.1	Form of Share Exchange Agreement to be entered into by and between FATP and each Avanseus Shareholder prior to the Effective Time. (1)
10.2	Form of Third Amended and Restated Memorandum and Articles of Association of FATP. (1)
10.3	Form of Company Holders Support Agreement, dated as of August 25, 2022 by and among FATP and Avanseus and certain Avanseus Shareholders. (1)
10.4	Sponsor Support Agreement, dated as of August 25, 2022 by and among FATP, FAT Projects SPAC Pte. Ltd. and Avanseus. (1)
10.5	Registration Rights Agreement, dated as of August 25, 2022 by and among FATP, FAT Projects SPAC Pte. Ltd. and the parties listed on the signature page thereto. (1)
10.6	Form of Unvested Restricted Share Amendment to be entered into prior to the Effective Time by and between FATP, Avanseus and each grantee under an Avanseus Restricted Share Award that include Unvested Grant Shares. (1)
10.7	Form of Crystal Technology Services Warrant Agreement to be entered into prior to the Effective Time by and between FATP and Crystal Technology Services Pte. Ltd. (1)
10.8	Form of Avanseus Holdings Corporation 2022 Incentive Equity Plan. (2)
10.9	Form of Restrictive Covenant Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2022.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT PROJECTS ACQUISITION CORP

Date: November 9, 2022	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ David Andrada
	Name:	David Andrada
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)