Form 10-K
period 2022-12-31
FAT PROJECTS ACQUISITION CORP
filed 2023-03-13
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrants outstanding Class A ordinary shares and units, other than shares and units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the shares and units on June 30, 2022, the last business day of the registrants second fiscal quarter of 2022, as reported on the Nasdaq Global Market was $114,092,833.

As of February 28, 2023, there were 5,556,738 shares of the Company’s Class A Ordinary Shares, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association adopted on October 7, 2021 as amended by the First Amendment to our Amended and Restated Memorandum and Articles of Association adopted on January 13, 2023;

●	“Affiliate of our Sponsor” means Fat Ventures Pte. Ltd.

●	“Avanseus” means Avanseus Holdings Pte. Ltd., a Singapore private company limited by shares, with company registration number 201526265R

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” means the Companies Act (as amended) of the Cayman Islands.

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares issuable upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on October 15, 2021;

●	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm.

●	“management” or our “management team” are to our officers and directors

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“New Avanseus” means the Company combined with Avanseus after giving effect to the consummation of the Business Combination contemplated in the Company’s Business Combination Agreement with Avanseus as described below in this Annual Report.

●	“Ordinary shares” means the Class A Shares and the Class B Shares, collectively;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants purchased by our sponsor in the private placement;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares; provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form S-1 filed with the SEC on June 16, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Fat Projects SPAC Pte. Ltd., a corporation registered under the laws of the Republic of Singapore;

●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $115,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the public units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Fat Projects Acquisition Corp;

PART I

Item 1. Business.

Overview

Formation. We are a blank check company incorporated on April 16, 2021 as a Cayman Islands exempted company whose business purpose is to effect a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities, activities related to the IPO, searching for a business combination target and conducting due diligence on potential acquisition targets, negotiating a business combination agreement with Avanseus (as defined below), and preparing and filing with the SEC a registration statement on Form S-4 and amendments thereto related to our business combination agreement with Avanseus and other filings with the SEC.

Initial Public Offering. On October 15, 2021 we consummated our initial public offering pursuant to which we issued 11,500,000 public units at a price of $10.00 per unit (after the exercise of the underwriters’ overallotment option). Each public unit is comprised of one of our Class A ordinary shares and one redeemable warrant exercisable for one of our Class A ordinary shares with an exercise price of $11.50 per share. Simultaneously with the consummation of our initial public offering, we issued 2,865,000 private placement warrants to our sponsor at a price of $1.00 per warrant. We also issued 115,000 of our Class A ordinary shares to EF Hutton, the lead underwriter for our initial public offering as compensation for serving as lead underwriter. We deposited $115,000,000 of the proceeds from the initial public offering and the private placement of the private placement warrants into our trust account with Continental for the benefit of the holders of our public shares.

Business Combination Agreement with Avanseus. On August 26, 2022, we entered into a Business Combination Agreement with Avanseus Holdings Pte. Ltd., a Singapore private company limited by shares (“Avanseus”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby were approved by our board of directors and the Avanseus board of directors (other than the PIPE Investment as described below which will require further approval of the boards of directors), subject to the approval of our shareholders. The Business Combination Agreement provides for a series of transactions, pursuant to which, among other things, Avanseus’ shareholders will exchange all of their outstanding Avanseus shares in consideration for newly issued Company Class A Ordinary Shares (the “Share Exchange”), subject to the conditions set forth in the Business Combination Agreement, with Avanseus thereby becoming our wholly owned subsidiary (the Share Exchange and the other transactions contemplated by the Business Combination Agreement, together, the “Business Combination” or the “Proposed Transaction”). In connection with the Business Combination, we will change our corporate name to “Avanseus Holdings Corporation” (“New Avanseus”).

The Business Combination Agreement, prior to the Second BCA Amendment described below, provided that the Company will use its commercially reasonable efforts to enter into and consummate subscription agreements in form and substance mutually acceptable to the Company and Avanseus with investors mutually reasonably acceptable to the Company and Avanseus pursuant to which such investors will agree to purchase up to an aggregate of $35 million of (i) the Company’s Series A Convertible Preference Shares, which shares will be convertible into the Company’s Class A Ordinary Shares, and/or (ii) the Company’s Class A Ordinary Shares, with such purchases to be consummated prior to or substantially currently with the closing of the Share Exchange (the “PIPE Investment”).

The Business Combination is expected to close in the first quarter of 2023, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

On October 3, 2022, Avanseus and we entered into a First Amendment to Business Combination Agreement (the “First BCA Amendment”) to amend the previously announced Business Combination Agreement dated August 26, 2022 (the “Original Business Combination Agreement”). The First BCA Amendment amends the Original Business Combination Agreement to:

(1)	add a mutual condition to the obligations of Avanseus and us to close the transactions contemplated in the Business Combination Agreement that holders of the Company’s Class A Ordinary Shares redeem an aggregate of at least 5,200,000 of such shares so that Avanseus will be the acquiror for accounting purposes at both the minimum and maximum redemption levels required to be disclosed in the Registration Statement on Form S-4 to be filed with the Commission pursuant to the Business Combination Agreement;

(2)	replace the form of Incentive Equity Plan attached to the Original Business Combination Agreement with an amended Incentive Equity Plan to conform the eligible participants in the plan to the eligible participants listed in the Original Business Combination Agreement;

(3)	improve the description of the Nasdaq listing process in the Business Combination Agreement for our Class A Ordinary Shares to be issued to Avanseus’ shareholders and pursuant to the Incentive Equity Plan; and

(4)	provide that subscription agreements for PIPE investors be mutually reasonably acceptable to Avanseus as well as us.

On February 14, 2023, Avanseus and we entered into a Second Amendment to Business Combination Agreement (the “Second BCA Amendment”) to further amend the Original Business Combination Agreement. The Second BCA Amendment further amends the Original Business Combination Agreement to:

(1)	Amend the definition of Acquiror Transaction Expenses to exclude expenses that are expressly deferred, waived or converted to equity by written agreement of the parties to which they are owed on terms satisfactory to Avanseus;

(2)	Delete provisions related to a PIPE offering by FATP and provisions related to a pool of one million FATP Class A Ordinary Shares to be issued for purposes mutually acceptable to FATP and Avanseus;

(3)	Delete a closing condition that required the combined companies to have at least $5,000,001 of net tangible assets at Closing;

(4)	Amend the minimum cash closing condition to reduce the amount of cash that the combined companies must have at Closing after the payment of their transaction expenses from $25 million to $4 million;

(5)	Add a new closing condition that FATP enter into one or more definitive financing agreements with terms mutually acceptable to FATP and Avanseus with one or more post-closing financing providers acceptable to both FATP and Avanseus, which may include the issuance of up to one millions FATP Class A ordinary shares as origination fees to the post-closing financing providers;

(6)	Extend the Agreement End Date, which is the date that either FATP or Avanseus may terminate the Business Combination Agreement without cause (provided that the terminating party is not itself in material breach of the Business Combination Agreement), from February 22, 2023 to July 15, 2023; and

(7)	Delete the closing condition added by the First BCA Amendment that holders of at least 5,200,000 publicly held Class A ordinary shares redeem such shares at the closing of the transactions contemplated in the Business Combination since the redemption of 6,058,262 Class A ordinary shares in connection with the January 13, 2023 Charter Amendment rendered such condition unnecessary.

Charter Amendment. In an extraordinary general meeting held on January 13, 2023, shareholders approved the First Amendment to the Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), changing the structure and cost of our right to extend the date (the “Termination Date”) by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease our operations if we fail to complete such business combination, and redeem or repurchase 100% of our public shares included as part of the units sold in our initial public offering.

The Charter Amendment allows us to extend the Termination Date by up to six (6) one-month extensions to July 15, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, we, our sponsor or any of their affiliates or designees must deposit into our Trust Account with Continental by the deadline applicable prior to the extension $0.0575 per share for each of our public shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by our shareholders with respect to the first such extension). In connection with the approval of the Charter Amendment on January 13, 2023, holders of 6,058,262 of our public shares exercised their right to redeem those shares for cash at an approximate price of $10.16 per share, for an aggregate of approximately $61.57 million, leaving 5,441,738 of our public shares outstanding after the January 13, 2023 shareholders meeting.

Extension of Deadline to Complete the Company’s Initial Business Combination. As of the date of this Annual Report, the Company has exercised its right to extend the deadline to complete its initial business combination twice by depositing or causing to be deposited into the trust account $312,900 for each of the two extensions. The current deadline is March 15, 2023. The Company has four remaining 1-month extensions available to it under the Charter Amendment.

Initial Public Offering

On October 15, 2021 we consummated our IPO of 11,500,000 units, including the underwriters over-allotment option of an additional 1,500,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (our “Class A ordinary shares”), and one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A Ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 2,865,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $2,865,000. We also issued 115,000 of our Class A ordinary shares as compensation to EF Hutton, our lead underwriter for our initial public offering.

Business Strategy

Our business strategy is to identify and consummate an initial business combination with a company with operations or prospects in Southeast Asia’s new growth sectors. We have focused and intend to continue to focus (if the Business Combination Agreement with Avanseus is not consummated) on companies that complement the experience of our management team and can benefit from the team’s deep local operational expertise on the ground in Southeast Asia. Our selection process has been leveraged our management team’s and our sponsor’s broad and deep network of relationships, industry expertise and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our management and sponsor have experience in:

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating acquisition opportunities, though, if the Business Combination Agreement with Avanseus does not close, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We focused on businesses with:

●	Operations or prospects in technology led growth sectors in Southeast Asia. Based upon our management team’s experience, we believe we will have increased access to investment opportunities and a competitive advantage in our ability to negotiate a business combination with potential targets in Southeast Asia’s technology led growth sectors. Our management team’s extensive experience and network of contacts provide them with an opportunity to source a target, evaluate a target, consummate a business combination with the target and help grow the target’s business.

●	Strong management team and culture. We intend to acquire one or more businesses that have strong and complimentary management teams with a proven track record of driving sustainable growth, building long-term competitive advantage and making sound strategic decisions, as well as operating with a transparent corporate culture anchored in strong values benefiting shareholders and the communities they engage in.

●	Large addressable markets. We intend to invest in one or more businesses that address a large market that creates the opportunity for attractive long-term growth prospects and focus on targets that have the potential to outperform in growing and evolving total addressable markets (TAMS) and the total desirable markets (TDMS).

●	Scalability. We seek to invest in one or more businesses that will be able to significantly scale their operations to take advantage of their opportunities. We intend to leverage our experience in scaling businesses in order to help accelerate growth.

●	Sound fundamentals with the potential to further improve their performance under our ownership. We believe our management team’s experience in our target sectors as well as their network of industry contacts will create opportunities to enhance the revenue and operational efficiencies of the target business, and potentially generate higher returns for our investors.

●	Market leadership. We intend to seek one or more targets that have a leading presence across an industry or segment or have leading technology or product capabilities.

●	Appropriate valuations. We intend to be a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables and intrinsic value that provide significant upside potential.

●	Opportunities for inorganic growth. We intend to seek companies that can serve as a platform for future synergistic acquisitions, and can benefit from the public currency afforded by access to equity capital markets.

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

Our Business Combination Process

In evaluating a prospective target business, we believe we have conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviews of financial and other information that were made available to us. We also utilized our operational and capital allocation experience.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that the Business Combination Agreement with Avanseus does not close, and we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, have provided us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience have provided us with important sources of investment opportunities. In addition, target business candidates were and may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the registration statement for our initial public offering (our “IPO Registration Statement”) if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 15, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $56.3 million as of February 28, 2023, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not secured third party financing and there can be no assurance it will be available to us.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. Our board of directors has authorized us (1) to raise up to $1 million of funds by the issuance of non-interest bearing notes to fund extensions of the deadline to complete our initial business combination and (2) to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. As of February 28, 2023, there was an aggregate principal amount of $200,260 of non-interest-bearing notes and $355,740 of interest-bearing notes outstanding.

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

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of February 28, 2023 after redemptions of our public shares in connection with the First Amendment to our memorandum and articles of association on January 13, 2023, the amount in the trust account was approximately $56.3 million or approximately $10.35 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

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

Our amended and restated memorandum and articles of association provide that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

In the event that the anchor investors hold all purchased units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by March 15, 2023 (or until July 15, 2023 if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

In an extraordinary general meeting held on January 13, 2023, shareholders approved the First Amendment to the Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), changing the structure and cost of our right to extend the date (the “Termination Date”) by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease our operations if we fail to complete such business combination, and redeem or repurchase 100% of our public shares included as part of the units sold in our initial public offering.

The Charter Amendment allows us to extend the Termination Date by up to six (6) one-month extensions from January 15, 2023 to July 15, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, we, our sponsor or any of their affiliates or designees must deposit into our Trust Account with Continental by the deadline applicable prior to the extension $0.0575 per share for each of our publicly held shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by our shareholders with respect to the first such extension). If we are unable to complete our initial business combination by the applicable Extended Deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the applicable Extended Deadline.

Our sponsor, senior advisors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 21 months from the closing of the IPO (i.e. by July 15, 2023). The anchor investors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time frame. However, if our sponsor, senior advisors, officers, directors, or anchor investors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 21 months from the closing of the IPO.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of the IPO or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, Nelson Mullins Riley & Scarborough, LLP, our principal legal counsel, and the underwriters of the offering, have not executed agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor has no material assets. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of February 28, 2023, we have access to up to approximately $56.3 million from the proceeds of the IPO and the sale of the placement warrant with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event, that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 21 months from the closing of the IPO, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s tendering of its shares to us for redemption for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by special resolution.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Commencing with the fiscal year ending December 31, 2022, we are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 15, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by nonaffiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a Cayman Islands exempt company incorporated on April 16, 2021 with a limited operating history and no revenues;

●	our ability to continue as a “going concern”;

●	as a result of the low initial price paid by our sponsor and the anchor investors for the founder shares, our sponsor, its affiliates and our management team as well as the anchor investors stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders;

●	we may not be able to complete our Business Combination with Avanseus or any other initial business combination within the prescribed time frame;

●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our shareholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our sponsor, officers and directors and our anchor investors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public shareholders may not be afforded an opportunity to vote on our proposed business combination;

●	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants;

●	our competitors have advantages over us in seeking business combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our ordinary shares;

●	we may issue additional equity and/or debt securities to complete our initial business combination;

●	our sponsor controls a substantial interest in us;

●	if we seek shareholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, may not allow us to complete the most desirable business combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	possibility of losing the ability to redeem all shares equal to or in excess of 15% of our ordinary shares if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules;

●	Nasdaq may delist our securities from trading on its exchange;

●	we will likely only be able to complete one business combination with the proceeds of the IPO and the sale of the placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services;

●	we are not registering the ordinary shares issuable upon exercise of the warrants sold as part of the units in the IPO at this time, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

●	impact of COVID-19 and related risks; the potential inability to enforce judgments against us or our management or board of directors;

●	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to business combinations may adversely affect our business, investments and results of operations; and

●	we have identified a material weakness in our accounting controls as a result of repayment of certain amounts to our Sponsor and its Affiliate prior to, and at the time, we completed our initial public offering. We are working to correct those weaknesses.

We may be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or redeemable warrants, the U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. As used herein, the term “U.S. Holder” means a beneficial owner of Units, Class A ordinary shares or redeemable warrants that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a United States person. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year prior to our Business Combination, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. holder to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our redeemable warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in the IPO Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 27 Bukit Manis Road, Singapore, 099892, and our telephone number is + 65-8590-2056. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending, or contemplated by governmental authorities, against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “FATPU,” “FATP,” and “FATPW,” respectively. Our units commenced public trading on October 13, 2021, and our public shares and public warrants commenced separate public trading on December 3, 2021.

(b)	Holders

On February 28, 2023, there was 1 holder of record of our units, 3 holders of record of our Class A ordinary shares and 22 holders of record of our warrants.

(c)	Dividends

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

On December 17, 2022, we issued a non-interest-bearing promissory note in the principal amount of $90,000 to our sponsor in consideration for a $90,000 working capital loan. The note is convertible at the option of the holder into warrants that are substantially identical to our private placement warrants upon the completion of our initial business combination.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

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

A total of $115,000,000 of the proceeds from the initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The remainder of the proceeds were used to pay offering expenses incurred in connection with our initial public offering and for working capital.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Initial Public Offering.

On October 15, 2021 we consummated our initial public offering pursuant to which we issued 11,500,000 public units at a price of $10.00 per unit (after the exercise of the underwriters’ overallotment option). Each public unit is comprised of one of our Class A ordinary shares and one redeemable warrant exercisable for one of our Class A ordinary shares with an exercise price of $11.50 per share. Simultaneously with the consummation of our initial public offering, we issued 2,865,000 private placement warrants to our sponsor at a price of $1.00 per warrant. We also issued 115,000 of our Class A ordinary shares to EF Hutton, the lead underwriter for our initial public offering as compensation for serving as lead underwriter. We deposited $115,000,000 of the proceeds from the initial public offering and the private placement of the private placement warrants into our trust account with Continental for the benefit of the holders of our public shares.

Proposed Business Combination with Avanseus Holdings Pte. Ltd.

On August 26, 2022, we entered into a Business Combination Agreement with Avanseus Holdings Pte. Ltd., a Singapore private company limited by shares (“Avanseus”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby were approved by our board of directors and the Avanseus board of directors (other than the PIPE Investment as described below which will require further approval of the boards of directors), subject to the approval of our shareholders.

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

The Business Combination Agreement, prior to the Second BCA Amendment described below, provided that the Company will use its commercially reasonable efforts to enter into and consummate subscription agreements in form and substance mutually acceptable to the Company and Avanseus with investors mutually reasonably acceptable to the Company and Avanseus pursuant to which such investors will agree to purchase up to an aggregate of $35 million of (i) the Company’s Series A Convertible Preference Shares, which shares will be convertible into the Company’s Class A Ordinary Shares, and/or (ii) the Company’s Class A Ordinary Shares, with such purchases to be consummated prior to or substantially currently with the closing of the Share Exchange (the “PIPE Investment”).

The Business Combination is expected to close in the first quarter of 2023, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

On October 3, 2022, Avanseus and we entered into the First BCA Amendment to amend the previously announced Original Business Combination Agreement. The First BCA Amendment amends the Original Business Combination Agreement to:

(1)	Add a mutual condition to the obligations of Avanseus and us to close the transactions contemplated in the Business Combination Agreement that holders of the Company’s Class A Ordinary Shares redeem an aggregate of at least 5,200,000 of such shares so that Avanseus will be the acquiror for accounting purposes at both the minimum and maximum redemption levels required to be disclosed in the Registration Statement on Form S-4 to be filed with the Commission pursuant to the Business Combination Agreement;

(2)	Replace the form of Incentive Equity Plan attached to the Original Business Combination Agreement with an amended Incentive Equity Plan to conform the eligible participants in the plan to the eligible participants listed in the Original Business Combination Agreement;

(3)	Improve the description of the Nasdaq listing process in the Business Combination Agreement for our Class A Ordinary Shares to be issued to Avanseus’ shareholders and pursuant to the Incentive Equity Plan; and

(4)	Provide that subscription agreements for PIPE investors be mutually reasonably acceptable to Avanseus as well as us.

On February 14, 2023, Avanseus and we entered into the Second BCA Amendment to further amend the Original Business Combination Agreement. The Second BCA Amendment further amends the Original Business Combination Agreement to:

(1)	Amend the definition of Acquiror Transaction Expenses to exclude expenses that are expressly deferred, waived or converted to equity by written agreement of the parties to which they are owed on terms satisfactory to Avanseus;

(2)	Delete provisions related to a PIPE offering by FATP and provisions related to a pool of one million FATP Class A Ordinary Shares to be issued for purposes mutually acceptable to FATP and Avanseus;

(3)	Delete a closing condition that required the combined companies to have at least $5,000,001 of net tangible assets at Closing;

(4)	Amend the minimum cash closing condition to reduce the amount of cash that the combined companies must have at Closing after the payment of their transaction expenses from $25 million to $4 million;

(5)	Add a new closing condition that FATP enter into one or more definitive financing agreements with terms mutually acceptable to FATP and Avanseus with one or more post-closing financing providers acceptable to both FATP and Avanseus, which may include the issuance of up to one millions FATP Class A ordinary shares as origination fees to the post-closing financing providers;

(6)	Extend the Agreement End Date, which is the date that either FATP or Avanseus may terminate the Business Combination Agreement without cause (provided that the terminating party is not itself in material breach of the Business Combination Agreement), from February 22, 2023 to July 15, 2023; and

(7)	Delete the closing condition added by the First BCA Amendment that holders of at least 5,200,000 publicly held Class A ordinary shares redeem such shares at the closing of the transactions contemplated in the Business Combination since the redemption of 6,058,262 Class A ordinary shares in connection with the January 13, 2023 Charter Amendment rendered such condition unnecessary.

Charter Amendment and Share Redemptions

In an extraordinary general meeting held on January 13, 2023, shareholders approved the Charter Amendment, changing the structure and cost of our right to extend the Termination Date by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease our operations if we fail to complete such business combination, and redeem or repurchase 100% of our public shares included as part of the units sold in our initial public offering.

The Charter Amendment allows us to extend the Termination Date by up to six (6) one-month Extensions to July 15, 2023, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, we, our sponsor or any of their affiliates or designees must deposit into our Trust Account with Continental by the deadline applicable prior to the extension $0.0575 per share for each of our public shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by our shareholders with respect to the first such extension).

In connection with the approval of the Charter Amendment, holders of 6,058,262 of our public shares exercised their right to redeem those shares for cash at an approximate price of $10.16 per share, for an aggregate of approximately $61.57 million, leaving 5,441,738 of our public shares outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022, were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination, negotiating the Business Combination Agreement and the preparation and filing on October 5, 2022 with the SEC the Form S-4 with respect to the Business Combination and subsequent amendments thereto. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and expenses incurred in connection with negotiating the Business Combination Agreement and preparing and filing the Form S-4 and amendments thereto.

For the year ended December 31, 2022, we had a net loss of $736,161, which consisted of formation and operating costs of $2,488,328, partially offset by the interest earned on investments held in the trust account of $1,752,167.

For the period from April 16, 2021 (inception) through December 31, 2021, we had a net loss of $231,291, which consisted of formation and operating costs of $241,834 and interest earned on investments held in the trust account of $10,543.

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

For the year ended December 31, 2022, cash used in operating activities was $822,093. Our net loss of $736,161 resulted from formation and operating costs of $2,488,328 partially offset by interest earned on investments held in the Trust Account of $1,752,167. Changes in operating assets and liabilities provided $1,666,235 of cash from operating activities.

For the year ended December 31, 2022, cash provided by financing activities was $140,000, which consisted of proceeds from issuance of promissory note to the Sponsor of $90,000 and proceeds from related party of $50,000.

For the year ended December 31, 2022, no cash was provided by or used in investing activities.

For period from April 16, 2021 (inception) through December 31, 2021, cash used in operating activities was $376,904. Our net loss of $231,291 resulted from interest earned on investments held in Trust Account of $10,543, partially offset by formation and operating costs paid by sponsor of $4,096. Changes in operating assets and liabilities used $139,166 of cash from operating activities.

For period from April 16, 2021 (inception) through December 31, 2021, cash provided by financing activities was $116,131,797. Proceeds from sale of Class B ordinary shares to our Sponsor of $25,000, proceeds from our IPO of $115,000,000, proceeds from the private placement of our private warrants of $2,865,000 and proceeds from the issuance of a promissory note to related party of $163,398 were partially offset by payments of the underwriting discount for the IPO of $1,150,000, repayment of the promissory note to the related party of $163,398, payments to a related party of $133,824 and payment of deferred offering costs of $474,379.

For period from April 16, 2021 (inception) through December 31, 2021, cash used in investing activities was $115,000,000, which consisted of investments held in trust account.

As of December 31, 2022, we had investments of $116,762,710 held in the trust account. As of February 28, 2023, we had investments of approximately $56.3 million held in the trust account after the redemption of public shares in connection with the Charter Amendment. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes and we may use up to $100,000 from the trust account to pay liquidation expenses in the event we are unable to complete our initial business combination by the deadline in our charter and are required to dissolve the Company. During the year ended December 31, 2022, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $72,800 outside of the trust account. We intend to use the funds held outside the trust account primarily to structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of December 31, 2022, the Company borrowed $90,000 from Sponsor under the Working Capital Loans.

As described below, in January 2023, our board authorized us to issue up to $1 million in principal amount of non-interest-bearing notes to fund extensions of the deadline to complete our initial business combination and to issue up to $1,062,500 of 15% interest-bearing notes to non-affiliates of our Sponsor and our officers and directors to raise working capital. As of February 28, 2023, there was an aggregate principal amount of $200,260 of non-interest-bearing notes and $355,740 of interest-bearing notes outstanding

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 15, 2023 to consummate a Business Combination unless the Company further extends the period of time to consummate a business combination by depositing an aggregate of $312,900 (representing $0.0575 per public share) into the Company’s trust account for each of up to four monthly extensions remaining available after the Charter Amendment, or unless the Company’s shareholders approve of a further extension, in each case in accordance with the Company’s amended and restated memorandum and articles of association. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023 (assuming no further extensions).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On December 17, 2022, we issued a non-interest-bearing promissory note in the principal amount of $90,000 to our sponsor in consideration for a $90,000 working capital loan. The note is convertible at the option of the holder into warrants that are substantially identical to our private placement warrants upon the completion of our initial business combination.

Our board of directors has authorized us (1) to raise up to $1 million of funds by the issuance of non-interest bearing notes to fund extensions of the deadline to complete our initial business combination and (2) to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. As of February 28, 2023, there was an aggregate principal amount of $200,260 of non-interest-bearing notes and $355,740 of interest-bearing notes outstanding.

Critical Accounting Policies and Significant Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consists of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on October 15, 2021, offering costs associated with the Class A ordinary shares were charged to temporary equity. Offering costs associated with the warrants were changed to equity. The Sponsor sold 75,000 founder shares to each of ten anchor investors (750,000 founder shares in the aggregate) at approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Financial Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and also considers whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent annual period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness related to our review controls over the financial reporting process and related party transactions, which was initially identified at December 31, 2021.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over the financial reporting process and related party transactions, which was initially identified at December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, related party transactions and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tristan Lo	40	Chairman, Co-Chief Executive Officer and Director
David Andrada	42	Co-Chief Executive Officer, Chief Financial Officer and Director
Nils Michaelis	49	President, Chief Operating Officer and Director
Abel Martins Alexandre	51	Director
Tina Wyer	48	Director
Stanton Sugarman	54	Director
Samir Addamine	50	Director
Alex Bono	47	Director

The experience of our directors and executive officers is as follows:

Tristan Lo serves as our Co-Chief Executive Officer and Chairman of the Board. Since May 2015, Mr. Lo has served as a Managing Partner of Fat Projects Pte. Ltd., an affiliate of our sponsor, where he identifies strategic partnership opportunities, guides equity investment strategy, and leads operations of the firm’s portfolio of companies. Mr. Lo has been a lifelong entrepreneur, starting his first company in advertising and marketing while completing his Business Degree at the University of Technology Sydney. Thereafter, he founded companies in Australia including a portfolio of telecommunication retail stores, online accredited training businesses, and a portfolio of hotel businesses. In March 2013, Mr. Lo moved to Singapore and became the founder and Chief Executive Officer of Mums.sg, an e-commerce B2C company. While at Mums.sg, Mr. Lo grew the e-commerce business from inception to operations across Singapore and further expanded by acquiring a complimentary e-commerce company in Hong Kong. In 2016, Mr. Lo, subsequently negotiated a majority sale to JD.ID, an e-commerce company based in Jakarta, Indonesia, part of NASDAQ listed JD.com. JD.com is widely recognized as one of the leading e-commerce companies in the world. Following the sale to JD.ID Mr. Lo spent 18 months on the ground in Jakarta helping build their Indonesian operations from infancy. Mr. Lo is an experienced operator scaling businesses via organic growth and mergers and acquisition across Asia Pacific. In October 2018, Mr. Lo became a director of Panamericana Pte. Ltd., a Singapore food and beverage company. In October 2019, Mr. Lo co-founded Clean Eats & Co Pte. Ltd., a Singapore food technology company and has been the chief executive officer thereof since then. Mr. Lo holds a Bachelor of Business, Marketing and E-Business from University of Technology Sydney. Mr. Lo is the Co-Chief Executive Officer and chairman of the board of directors of Aura Fat Projects Acquisition Corp., a special purpose acquisition corporation listed on the Nasdaq Global Market (Nasdaq: AFAR, AFARU, AFARW).

David Andrada serves as our Co-Chief Executive Officer and Chief Financial Officer. Since May 2015, Mr. Andrada has served a Managing Partner of Fat Projects Pte. Ltd., an affiliate of our sponsor, where he helps guide the firm’s capital raisings and M&A activity. Since September 2020, Mr. Andrada serves as the Chief Financial Officer of Clean Eats & Co Pte. Ltd., a Singapore company focusing on food technology, and a non-executive director for ipaymy.com - a financial technology company headquartered in Singapore with operations in Malaysia, Hong Kong and Australia. Mr. Andrada also advises several Small/Mid Cap companies in Southeast Asia on corporate finance projects, go-public and mergers and acquisitions strategies in industries including technology, telecommunications, energy and infrastructure. Mr. Andrada is a seasoned and globally recognized banking executive having held senior positions with HSBC Group from September 2014 through August 2020, and Bank of America Merrill Lynch across Sydney, Singapore and the United States. His last role at HSBC was Global Sector Head (from September 2017 through August 2020) spending most times between Houston and London, where he was globally responsible for the firm’s institutional relationships in the Oil & Gas, Metals & Mining, Chemicals and Utilities sectors managing corporate investments, post-M&A treasury integration, digitization and treasury transformation projects. He led a team of senior banking professionals across Europe, Americas, Asia Pacific and Middle East covering some of the world’s largest companies for their corporate treasury service’s needs. Prior to moving to Houston, Mr. Andrada was based out of Singapore where he was Asia Pacific Sector Head for the firm from 2014 through September 2017. Prior to this, he was Vice President at Bank of America Merrill Lynch in Sydney helping multinational companies in Asia Pacific with their Digital Transformation programs in Treasury and Supply Chain. Mr. Andrada holds a Bachelor of Commerce, Major in Management of Financial Institutions from De La Salle University, and took further post graduate studies at The University of Sydney Business School. Mr. Andrada is the Co-Chief Executive Officer, Chief Financial Officer and a director of Aura Fat Projects Acquisition Corp., a special purpose acquisition corporation listed on the Nasdaq Global Market (Nasdaq: AFAR, AFARU, AFARW).

Nils Michaelis serves as the President, Chief Operating Officer and Head of Mergers & Acquisition effective July 15, 2021. Mr. Michaelis’ career spans 24 years, multiple industries and geographies, having held leadership positions for world-leading consultancies such as McKinsey & Company, Accenture, and corporations such as Bertelsmann and American Express. Mr. Michaelis has been at the forefront of digital transformation throughout his career and is a seasoned expert in identifying opportunities from digital technologies, designing new approaches and business models, and then executing and successfully scaling them through a combination of organic and M&A-driven growth. Throughout his career Mr. Michaelis has been driving M&A and the integration of acquisitions to accelerate and scale business for the corporations and the clients he has served – with significant M&A experience across Asia, Europe and North America. Since August 2013, Mr. Michaelis has been based in Singapore and held senior leadership roles at Accenture as Managing Director responsible for Digital in Southeast Asia and most recently as the responsible for transformation in consumer facing industries for the Growth Markets region (APAC, Africa Middle East and Latin America), designing and executing integrated technology-led transformation journeys for his clients across experience, enablement and efficiency layers. Mr. Michaelis is deeply entrenched into the global innovation and technology ecosystems and a recognized thought leader for corporations, tertiary institutions and government-linked enterprises. Mr. Michaelis holds a Master of Business Administration from Leuphana University of Lüneburg. Mr. Michaelis is a director of Aura Fat Projects Acquisition Corp., a special purpose acquisition corporation listed on the Nasdaq Global Market (Nasdaq: AFAR, AFARU, AFARW).

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

Delinquent Section 16(a) Reports

Each of Messrs. Lo, Andrada, Michaelis, Addamine, Alexandre, Bono and Sugarman and Ms. Wyer failed to file a Form 3 when the registration statement for the Company’s IPO was declared effective.  Each of  Messrs. Michaelis, Addamine, Alexandre, Bono and Sugarman and Ms. Wyer failed to file one Form 4 with respect to two transactions, and the Company’s Sponsor, Fat Projects SPAC Pte. Ltd., and Messrs. Lo and Andrada failed to file two Forms 4, one reporting one transaction and the other reporting two transactions.  The Company expects the missing Forms 3 and 4 to be filed promptly following the date this Annual Report on Form 10-K is filed with the SEC.

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary share as of February 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary share, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,431,738 of our ordinary shares outstanding as of February 28, 2023, consisting of (i) 5,556,738 of our Class A ordinary shares, and (ii) 2,875,000 of our Class B ordinary shares. On all matters to be voted upon, holders of the Class A ordinary shares and shares of Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis and will automatically convert upon the consummation of our initial business combination.

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) six months after the completion of the initial business combination and (B) subsequent to the initial business combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares			Class B Ordinary Shares		Total Ordinary Shares
Name of Beneficial Owner	Number		Percent	Number	Percent	Number	Percent
5% Holders
Boothbay Fund Management, LLC (1) Boothbay Absolute Return Strategies LP Ari Glass	950,000	†	17.10%	75,000	2.61%	1,025,000	12.16%
Saba Capital Management, L.P. (2) Boaz R. Weinstein Saba Capital Management GP, LLC 405 Lexington Avenue, 58th Floor New York, New York 10174	1,064,400		19.16%	75,000	2.61%	1,139,400	13.51%
D.E. Shaw Valence Portfolios, L.L.C. (3) D.E. Shaw & Co., L.L.C. D.E. Shaw & Co., L.P. David E. Shaw 1166 Avenue of the Americas, 9th Floor New York, NY 10174	1,025,000	†	18.45%	75,000	2.61%	1,100,000	13.05%

Polar Asset Management Partners Inc. (4) 16 York Street, Suite 2900 Toronto, ON Canada M5J OE6	600,000		10.80%	75,000	2.61%	675,000	8.01%
ATW SPAC Management LLC (5) Antonio Ruiz-Gimenez 7969 NW 2nd Street, #401 Miami, FL 33126	950,000	†	17.10%	-	-	950,000	11.27%
Glazer Capital, LLC (6) Paul J. Glazer 250 West 55th Street, Suite 30A, New York, New York 10019	793,045		14.27%	75,000	2.61%	868,045	10.29%
Periscope Capital Inc. (7) 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2	582,184		10.48%	-	-	582,184	6.90%
Tempo Opportunities Fund LLC (8) RPO LLC J. David Rogers 6 Landmark Square, 4th Floor, Stamford, CT 06901	355,872		6.40%	-	-	355,872	4.22%
Feis Equities LLC (9) Lawrence M. Feis 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606	400,000		7.20%	75,000	2.61%	475,000	5.63%
Fat Projects SPAC Pte. Ltd. (10) 27 Bukit Manis Road Singapore, 099892	-		-	816,411	28.40%	816,411	9.68%

Executive officers and directors (11)
Tristan Lo (12)	-		-	816,411	28.40%	816,411	9.68%
David Andrada (12)	-		-	816,411	28.40%	816,411	9.68%
Nils Michaelis (13)	-		-	88,542	3.08%	88,542	1.05%
Abel Alexandre (14)	-		-	88,542	3.08%	88,542	1.05%
Tina Wyer (15)	-		-	88,542	3.08%	88,542	1.05%
Stanton Sugarman (16)	-		-	88,542	3.08%	88,542	1.05%
Samir Addamine (17)	-		-	177,085	6.16%	177,085	2.10%
Alex Bono (18†)	-		-	129,404	4.50%	129,404	1.53%
All executive officers and directors as a group (8 individuals)	-		-	1,477,066	51.38%	1,477,066	17.52%

*	less than 1%
†	The most recent Schedule 13G or 13G/A on file with the SEC is dated in 2021 and may not accurately reflect current holdings.

(1)	Includes 75,000 FATP Class B Ordinary Shares and FATP Class A Ordinary Shares included in a Schedule 13G dated October 19, 2021. The Schedule 13G states that these shares are held by one or more private funds, which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company. Ari Glass is the Managing Member of Boothbay Fund Management, LLC. The Schedule 13G indicates that Boothbay Absolute Return Strategies LP shares beneficial ownership of 636,500 of these shares. The beneficial ownership percentage listed in the table above reflects the correct beneficial ownership percentage held by Boothbay Fund Management, LLC and Ari Glass following redemption of 6,058,262 of the Company’s Class A ordinary shares in connection with the January 13, 2023 shareholders meeting. The beneficial ownership percentage currently ascribed to Boothbay Absolute Return Strategies LP is 11.45%.

(2)	Includes 75,000 FATP Class B Ordinary Shares and FATP Class A Ordinary Shares included in a Schedule 13G/A filed with the SEC on February 14, 2023. The Schedule 13G/A states that Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC have entered into a Joint Filing Agreement, dated October 22, 2021, pursuant to which the reporting persons have agreed to file the Schedule 13G and any subsequent amendments thereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Exchange Act. The Schedule 13G/A states that the filing of the statement should not be construed as an admission that any of the reporting persons is, for the purposes of Section 13 of the Exchange Act, the beneficial owner of the securities reported herein. The beneficial ownership percentage listed in the table above reflects the correct beneficial ownership percentage ascribed to Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC following redemption of 6,058,262 of the Company’s Class A ordinary shares in connection with the January 13, 2023 shareholders meeting. The Schedule 13G/A reported a beneficial ownership of 9.5% of the Class A ordinary shares.
(3)	Includes 75,000 FATP Class B Ordinary Shares and FATP Class A Ordinary Shares included in a Schedule 13G dated October 15, 2021. The Schedule 13G states that David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,025,000 shares as described above and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 1,025,000 shares. The beneficial ownership percentage listed in the table above reflects the correct beneficial ownership percentage ascribed to these persons following redemption of 6,058,262 of the Company’s Class A ordinary shares in connection with the January 13, 2023 shareholders meeting. The Schedule 13G filed by D.E. Shaw Valence Portfolios, L.L.C., D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw with the SEC on October 25, 2021, reported a beneficial ownership of 8.8% of the Class A ordinary shares.
(4)	Includes 75,000 FATP Class B Ordinary Shares and FATP Class A Ordinary Shares included in a Schedule 13G/A filed with the SEC on February 14, 2023. The Schedule 13G/A states that it is filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company with respect to the shares directly held by Polar Asset Management Partners Inc.
(5)	Includes FATP Class A Ordinary Shares included in a Schedule 13G dated December 31, 2021. The Schedule 13G states that the shares are held by one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company, which has been delegated exclusive authority to vote and/or direct the disposition of such shares held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the Managing Member of ATW SPAC Management LLC. The beneficial ownership percentage listed in the table above reflects the correct beneficial ownership percentage ascribed to ATW SPAC Management LLC and Antonio Ruiz-Gimenez following redemption of 6,058,262 of the Company’s Class A ordinary shares in connection with the January 13, 2023 shareholders meeting. The Schedule 13G filed by ATW SPAC Management LLC and Antonio Ruiz-Gimenez with the SEC on February 14, 2023, reported a beneficial ownership of 8.18% of the Class A ordinary shares.
(6)	Includes 75,000 FATP Class B Ordinary Shares and FATP Class A Ordinary Shares included in a Schedule 13G filed by Glazer Capital, LLC and Paul J. Glazer with the SEC on February 13, 2023. The beneficial ownership percentage listed in the table above reflects the correct beneficial ownership percentage ascribed to Glazer Capital, LLC and Paul J. Glazer following redemption of 6,058,262 of the Company’s Class A ordinary shares in connection with the January 13, 2023 shareholders meeting. The Schedule 13G reported a beneficial ownership of 6.83% of the Class A ordinary shares.
(7)	Includes FATP Class A Ordinary Shares included in a Schedule 13G filed by Periscope Capital Inc. with the SEC on February 13, 2023. The beneficial ownership percentage listed in the table above reflects the correct beneficial ownership percentage ascribed to Periscope Capital Inc. following redemption of 6,058,262 of the Company’s Class A ordinary shares in connection with the January 13, 2023 shareholders meeting. The Schedule 13G reported a beneficial ownership of 5.01% of the Class A ordinary shares.
(8)	Includes FATP Class A Ordinary Shares included in a Schedule 13G filed by Tempo Opportunities Fund LLC, RPO LLC and J. David Rogers with the SEC on February 13, 2023. The beneficial ownership percentage listed in the table above reflects the correct beneficial ownership percentage ascribed to Tempo Opportunities Fund LLC, RPO LLC and J. David Rogers following redemption of 6,058,262 of the Company’s Class A ordinary shares in connection with the January 13, 2023 shareholders meeting. The Schedule 13G reported a beneficial ownership of 6.54% of the Class A ordinary shares.

(9)	Includes 75,000 FATP Class B Ordinary Shares and FATP Class A Ordinary Shares included in a Schedule 13G/A filed by Feis Equities LLC and Lawrence M. Feis with the SEC on January 18, 2023.
(10)	Fat Projects SPAC Pte. Ltd. is our sponsor and it is controlled by Mr. Lo and Mr. Andrada. The shares listed for our sponsor are the same shares listed for each of Mr. Lo and Mr. Andrada, which are the same shares for each of them and are FATP Class B Ordinary Shares held of record by Fat Projects International Investments Ltd., which is controlled by Mr. Lo and Mr. Andrada.
(11)	Unless otherwise noted, the business address of each of these entities and individuals is 27 Bukit Manis Road, Sentosa Golf Club, Singapore, 099892.
(12)	The shares listed for each of Mr. Lo and Mr. Andrada are the same shares and are FATP Class B Ordinary Shares held of record by Fat Projects International Investments Ltd., which is controlled by Mr. Lo and Mr. Andrada.
(13)	These shares are FATP Class B Ordinary Shares and are held of record by Haller Bay Pte. Ltd., which is controlled by Mr. Michaelis.

(14)	These shares are FATP Class B Ordinary Shares and are held of record by Melody Investments & Advisory Pte. Ltd., which is controlled by Mr. Alexandre.
(15)	These shares are FATP Class B Ordinary Shares and are held of record by Wyer Investments Pty. Ltd., which is controlled by Ms. Wyer.
(16)	These shares are FATP Class B Ordinary Shares and are held of record by Sugarmilk Pte. Ltd., which is controlled by Mr. Sugarman.
(17)	These shares are FATP Class B Ordinary Shares and are held of record by Lafayette I SPV Pte. Ltd., which is controlled by Mr. Addamine.
(18)	These shares are FATP Class B Ordinary Shares. 40,862 shares are held of record by Mr. Bono, and the other 88,542 shares are held of record by SPAC Ventures and Investments Pte. Ltd., which is controlled by Mr. Bono.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

The Company will undergo a change in control if it consummates the Business Combination with Avanseus. The Business Combination Agreement provides for a series of transactions, pursuant to which, among other things, Avanseus’ shareholders will exchange all of their outstanding Avanseus shares in consideration for newly issued Company Class A ordinary shares in the Share Exchange, subject to the conditions set forth in the Business Combination Agreement, with Avanseus thereby becoming our wholly owned subsidiary. In connection with the Business Combination, we will change our corporate name to “Avanseus Holdings Corporation.” Currently, 8,431,738 of our ordinary shares are outstanding, and the Business Combination Agreement provides for the issuance of 9,350,307 of our Class A ordinary shares to the pre-closing shareholders of Avanseus in the Share Exchange with an additional 149,693 of our Class A ordinary shares reserved for vesting of currently outstanding but unvested Avanseus compensatory restricted share awards for a total of 9,500,000 of our Class A ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares. On April 22, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriters fully exercised their over-allotment option at the IPO resulting in no founder shares subject to forfeiture. In September 2021, the Company received expressions of interest from ten anchor investors to purchase units in our IPO. Subject to each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, our sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 per share. The Company accounted for the fair value in excess of consideration paid with respect to the number of Founder Shares sold to the anchor investors as an offering cost reflected as an increase to additional paid in capital offset by a reduction of the offering proceeds upon completion of the IPO. The fair value of each Founder Share was determined to be $6.75.

Private Placement Warrants. Simultaneously with the closing of our initial public offering on October 15, 2021, our sponsor purchased an aggregate of 2,865,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $2,865,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from our initial public offering and deposited in the trust account. If we do not complete an initial business combination by March 15, 2023 (which deadline we may extent to July 15, 2023), the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants and all underlying securities will expire worthless.

Monthly Support Payments to Our Sponsor. Commencing on October 12, 2021, we pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Sponsor Loan to Fund IPO Expenses. On May 6, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering, and we issued an unsecured promissory note to our sponsor. Pursuant to the terms of our promissory note, we could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and was payable on the earlier of (i) October 31, 2021 and (ii) the completion of our initial public offering. The Company borrowed $163,398 under the promissory note. The loan was repaid upon consummation of the IPO on October 15, 2021 out of the offering proceeds not held in the trust account.

Working Capital Loans from our Sponsor, Officers and/or Directors. In addition, in order to finance transaction costs in connection with our intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per unit at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. As of December 31, 2022, there $90,000 outstanding under the such a loan from our Sponsor pursuant to a non-interest bearing note issued on December 23, 2022 that is convertible into warrants as described above.

Extension Loans. Our amended and restated memorandum and articles of association and our IPO prospectus permit us to issue non-interest-bearing notes to our sponsor and/or affiliates or designees of us or our sponsor to fund the payments into the trust account required to obtain extensions to the deadline for us to complete our initial business combination. On January 8, 2023, our board of directors has authorized us to raise up to $1 million of funds by the issuance of non-interest bearing notes to fund such extensions, and as of February 28, 2023, there was an aggregate principal amount of $200,260 of non-interest-bearing notes outstanding. Certain of the holders of our founder shares other than the anchor investors have agreed among themselves to transfer up to 5% of their founder shares to subscribers to the note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions.

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

Working Capital Loans from Non-Affiliates. On January 26, 2023, our board of directors has also authorized us to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. Certain of the holders of our founder shares other than the anchor investors have agreed among themselves to transfer up to 5% of their founder shares to subscribers to the note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions. As of February 28, 2023, there was an aggregate principal amount of $355,740 of interest-bearing notes outstanding.

Possible Post-Business Combination Payments. After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Registration Rights for Founder Shares, Private Placement Warrants and Other Warrants. The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement entered into in connection with our initial public offering. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

Director and Officer Indemnification Agreements. We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Cayman law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Furthermore, except as listed below (none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination), no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is):

●	The loan from our sponsor described above under the heading “Sponsor Loan to Fund IPO Expenses”;

●	The monthly payments to our sponsor described above under the heading “Monthly Support Payments to Our Sponsor”;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors as described above under the headings “Working Capital Loans from our Sponsor, Officers and/or Directors” and “Extension Loans.”

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $145,485 and $80,162, respectively, for the services Marcum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods, consents related to our Form S-4 and amendments thereto and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from April 16 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and for the period from April 16 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 12, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
2.1	Business Combination Agreement dated August 26, 2022 by and among the Company and Avanseus Holdings Pte. Ltd. (3)
2.1.1	First Amendment to Business Combination Agreement dated October 3, 2022 by and among the Company and Avanseus Holdings Pte. Ltd. (4)
2.1.2	Second Amendment to Business Combination Agreement dated February 14, 2023 by and among the Company and Avanseus Holdings Pte. Ltd. (6)
3.3	Amended and Restated Memorandum and Articles of Association adopted October 7, 2021. (1)
3.3.1	First Amendment to Amended and Restated Memorandum and Articles of Association adopted January 13, 2023. (5)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 12, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated October 12, 2021, among the Company, Fat Projects SPAC Pte. Ltd. and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated May 6, 2021, issued to Fat Projects SPAC Pte. Ltd. (1)
10.3	Investment Management Trust Agreement, dated October 12, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
10.3.1	Amendment No. 1 to Investment Management Trust Agreement dated January 13, 2023 by and between the Company and Continental Stock Transfer & Trust Company. (5)
10.4	Registration Rights Agreement, dated October 12, 2021, among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated October 12, 2021, by and between the Company and Fat Projects SPAC Pte. Ltd. (2)
10.6	Placement Warrant Purchase Agreement, dated October 12, 2021, between the Company and Fat Projects SPAC Pte. Ltd. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated April 22, 2021, between the Registrant and Fat Projects SPAC Pte. Ltd. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 12, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 15, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 1, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 5, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K/A filed with the SEC on January 17, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 17, 2023.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

FAT PROJECTS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Fat Projects Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fat Projects Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

March 13, 2023

FAT PROJECTS ACQUISITION CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$72,800	$754,893
Prepaid expenses	110,679	164,955
Due from related party	-	50,000
Investments held in Trust Account	116,762,710	-
Total current assets	116,946,189	969,848
Long term prepaid expense	-	110,682
Investments held in Trust Account	-	115,010,543
Total assets	116,946,189	116,091,073

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$1,637,748	$110,342
Working Capital Loan	90,000	-
Due to related party	-	26,129
Deferred underwriting commissions	4,025,000	-
Total current liabilities	5,752,748	136,471
Deferred underwriting commissions	-	4,025,000
Total liabilities	5,752,748	4,161,471

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 11,500,000 shares at $10.15 and $10.00 redemption value as of December 31, 2022 and 2021, respectively	116,762,710	115,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 shares issued and outstanding, excluding 11,500,000 shares subject to redemption at December 31, 2022 and 2021	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding at December 31, 2022 and 2021	288	288
Additional paid-in capital	-	-
Accumulated deficit	(5,569,569)	(3,070,698)
Total shareholders’ deficit	(5,569,269)	(3,070,398)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$116,946,189	$116,091,073

The accompanying notes are an integral part of the financial statements.

FAT PROJECTS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the period from April 16, 2021 (inception) through December 31, 2021
Formation and operating costs	$2,488,328	$241,834
Loss from operations	(2,488,328)	(241,834)

Other income:
Interest earned on investments held in Trust Account	1,752,167	10,543
Total other income	1,752,167	10,543

Net loss	$(736,161)	$(231,291)

Weighted average shares outstanding, Class A ordinary share subject to possible redemption	11,500,000	3,450,000
Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.05)	$(0.04)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary share	2,990,000	2,589,308
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary share	$(0.05)	$(0.04)

The accompanying notes are an integral part of the financial statements.

FAT PROJECTS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM APRIL 16, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 16, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary share issued to initial shareholder			2,875,000	288	24,712	-	25,000
Sale of 2,865,000 Private Placement Warrants					2,865,000	-	2,865,000
Issuance of 115,000 representative shares	115,000	12			1,092,368		1,092,380
Proceeds allocated to Public Warrants	-	-	-	-	5,750,000	-	5,750,000
Excess fair value of Anchor Investors	-	-	-	-	5,062,500	-	5,062,500
Offering costs allocated to warrants	-	-	-	-	(599,740)	-	(599,740)
Net loss	-	-	-	-	-	(231,291)	(231,291)
Ordinary shares subject to redemption	-	-	-	-	(14,194,840)	(2,839,407)	(17,034,247)
Balance as of December 31, 2021	115,000	12	2,875,000	288	$-	(3,070,698)	(3,070,398)
Net loss	-	-	-	-	-	(736,161)	(736,161)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,762,710)	(1,762,710)
Balance as of December 31, 2022	115,000	$12	2,875,000	$288	$-	$(5,569,569)	$(5,569,269)

The accompanying notes are an integral part of the financial statements.

FAT PROJECTS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For year ended December 31,	For the Period from April 16, 2021 (inception) through December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(736,161)	$(231,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by sponsor	-	4,096
Interest earned on investments held in Trust Account	(1,752,167)	(10,543)
Changes in current assets and liabilities:
Due to related party	(26,129)	26,129
Prepaid expenses	164,958	(275,637)
Accrued expenses	1,527,406	110,342
Accrued offering costs and expenses	-	13,616
Net cash used in operating activities	(822,093)	(376,904)

Cash flows from investing activities:
Investments held in Trust Account	-	(115,000,000)
Net cash used in investing activities	-	(115,000,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of costs	-	113,850,000
Proceeds from private placement	-	2,865,000
Proceeds from sale of ordinary shares to initial shareholder	-	25,000
Payments from (to) related party	50,000	(133,824)
Proceeds from issuance of promissory note to related party	90,000	163,398
Repayment of promissory note to related party	-	(163,398)
Payment of deferred offering costs	-	(474,379)
Net cash provided by financing activities	140,000	116,131,797

Net change in cash	(682,093)	754,893
Cash, beginning of the period	754,893	-
Cash, end of the period	$72,800	$754,893

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting commissions	$-	$4,025,000
Deferred offering costs paid by related party	$-	$21,384
Fair value of capital contribution by Sponsor to Anchor Investors	$-	$5,062,500
Offering costs in equity	$-	$599,740
Fair value of representative shares	$-	$1,092,380
Issuance of representative shares	$-	$12
Remeasurement of Class A ordinary shares subject to possible redemption	$1,762,710	$17,034,247

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination, the negotiation of the Business Combination Agreement described below and the preparation and filing on October 5, 2022 with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form S-4 with respect to the Business Combination and subsequent amendments thereto (as amended, the “Form S-4”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

On January 20, 2023, The shareholders of the Company approved the First Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Charter Amendment”) at the January 13, 2023 Shareholders Meeting, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease its operations if it fails to complete such business combination, and redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the IPO. The Termination Date is currently March15, 2023 unless extended (See Note 8).

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share, however, there is no guarantee that investors will receive $10.00 per share upon redemption. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

All ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity following the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company’s amended and restated memorandum and articles of association provide that the Company has until March 15, 2023 to complete the initial business combination unless the Company extends the deadline by up to four remaining 1-month extensions by depositing an aggregate of $312,900 (representing $0.0575 per public share) into the Company’s trust account for each such extension, or if the Company’s shareholders further extend the time period, in each case in accordance with the Company’s amended and restated memorandum and articles of association (the “Combination Period”). If the Company is unable to complete the initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial business combination within Combination Period.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial business combination within the Combination Period, or (B) with respect to any other provision relating to any rights of holders of the Company’s Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial business combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust Account, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor has no material assets. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Our independent registered public accounting firm, our principal legal counsel and the underwriters of the offering, have not executed agreements with us waiving such claims to the monies held in the trust account.

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

Subject to the requirement that each anchor investor purchase 100% of the units allocated to it in the IPO, in connection with the closing of the IPO the Sponsor sold 75,000 founder shares to each anchor investor (750,000 founder shares in the aggregate) at their original purchase price of approximately $0.009 (See Note 6).

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

The Business Combination Agreement, prior to the Second BCA Amendment described below in Note 8 – Subsequent Events, provided that the Company will use its commercially reasonable efforts to enter into and consummate subscription agreements in form and substance mutually acceptable to the Company and Avanseus with investors mutually reasonably acceptable to the Company and Avanseus pursuant to which such investors will agree to purchase up to an aggregate of $35 million of (i) the Company’s Series A Convertible Preference Shares, which shares will be convertible into the Company’s Class A Ordinary Shares, and/or (ii) the Company’s Class A Ordinary Shares, with such purchases to be consummated prior to or substantially currently with the closing of the Share Exchange (the “PIPE Investment”).

The Business Combination is expected to close in the first quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

On October 3, 2022, the Company and Avanseus entered into a First Amendment to Business Combination Agreement (the “BCA Amendment”) to amend the previously announced Business Combination Agreement dated August 26, 2022. The BCA Amendment amended the Original Business Combination Agreement to (1) add a mutual condition to the obligations of the Company and Avanseus to close the transactions contemplated in the Business Combination Agreement that holders of the Company’s Class A Ordinary Shares redeem an aggregate of at least 5,200,000 of such shares so that Avanseus will be the acquiror for accounting purposes at both the minimum and maximum redemption levels required to be disclosed in the Registration Statement on Form S-4 to be filed with the Commission pursuant to the Business Combination Agreement, (2) replace the form of Incentive Equity Plan attached to the Original Business Combination Agreement with an amended Incentive Equity Plan to conform the eligible participants in the plan to the eligible participants listed in the Original Business Combination Agreement, (3) improve the description of the Nasdaq listing process in the Business Combination Agreement for the Company Class A Ordinary Shares to be issued to Avanseus’ shareholders and pursuant to the Incentive Equity Plan and (4) provide that subscription agreements for PIPE investors be mutually reasonably acceptable to Avanseus as well as the Company. On October 5, 2022, the Company filed the Form S-4 with SEC with respect to the Business Combination, and on November 25, 2022, the Company filed Amendment No. 1 to the Form S-4 with the SEC.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $72,800 in its operating bank account and working capital deficit of $1,544,269.

The Company’s liquidity needs prior to the IPO, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and borrowings from related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement held outside of the Trust Account and a Working Capital Loan of $90,000 (see Note 5).

In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, the Company borrowed $90,000 from Sponsor under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, the Company may need to obtain additional financing either to complete the initial business combination or because it becomes obligated to redeem a significant number of its Public Shares upon consummation of the initial business combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its initial business combination. If the Company is unable to complete the initial business combination because it does not have sufficient funds available to it, it will be forced to cease operations and liquidate the trust account. In addition, following the initial business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 15, 2023 to consummate a business combination, unless the Company further extends the period of time to consummate a business combination by up to four remaining 1-month extensions by depositing an aggregate of $312,900 (representing $0.0575 per public share) into the Company’s trust account, or unless the Company’s shareholders approve of a further extension, in each case in accordance with the Company’s amended and restated memorandum and articles of association. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2023 (assuming no further extensions). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $72,800 and $754,893 and no cash equivalents as of December 31, 2022 and 2021, respectively.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account consist of United States Treasury securities. As of December 31, 2021, the Company classifies its United States Treasury securities with original maturities of more than three months but less than one year as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

As of December 31, 2022, the Company classifies its United States Treasury securities with original maturities within three months as trading securities in accordance with ASC 320 Topic. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

During the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021, are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$115,010,543	$2,237	$-	$115,012,390

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees, other costs incurred through the IPO that were directly related to the IPO, and fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. The Company incurred offering costs amounting to $11,883,987 as a result of the IPO consisting of $1,150,000 of underwriting commissions, $1,092,380 fair value of Representative Shares, $4,025,000 of deferred underwriting commissions, $554,107 of other offering costs and $5,062,500 of fair value in excess of consideration paid with respect to the Founder Shares sold to the anchor investors. Of the total offering costs, $11,284,247 was charged to temporary equity upon the completion of the IPO and $599,740 was charged to equity during the period from April 16, 2021 (inception) through December 31, 2021.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,365,000 Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. No warrants were exercised during the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. In connection with the underwriters exercise of their over-allotment option on October 15, 2021, 375,000 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable Cass A and Class B ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable Cass A and Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(584,255)	$(151,906)	$(132,127)	$(99,164)

Denominator:
Weighted-average shares outstanding	11,500,000	2,990,000	3,450,000	2,589,308
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.04)

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

All of the 11,500,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The Company issued to EF Hutton and/or its designees, 115,000 Class A ordinary shares upon the consummation of the IPO. EF Hutton has agreed (i) to waive its redemption rights with respect to such ordinary shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such ordinary shares if the Company fails to complete its initial business combination within the Combination Period (See Note 6).

As of December 31, 2022 and 2021, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Ordinary share issuance costs	(11,284,247)
Plus:
Remeasurement adjustment of carrying value to redemption value	17,034,247
Ordinary shares subject to possible redemption at December 31, 2021	115,000,000
Plus:
Accretion of carrying value to redemption value	1,762,710
Ordinary shares subject to possible redemption at December 31, 2022	$116,762,710

Share Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company at prices below fair value. The interest in acquired shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the interest in the founder shares will be forfeited. The interest in the founder shares owned by the director (1) may not be sold or transferred, until six months after the consummation of a Business Combination, and (2) may not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 12 months. which was automatically extended to 15 months with respect to the filing of Form S-4 on October 5, 2022, (or up to 21 months if the Company further extends the period of time to consummate a business combination, or if the Company’s shareholders approve an extension, in each case in accordance with the Company’s amended and restated memorandum and articles of association) from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the interest in the founder shares will become worthless (see Note 5).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’ own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

Note 3—Initial Public Offering

Public Units

On October 15, 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one redeemable warrant (the “Public Warrants”).

Ten qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the directors or any member of the Company’s management (the “anchor investors”) purchased 950,000 Units each, or 9,500,000 in the aggregate, in the IPO at the offering price of $10.00 per Unit. There can be no assurance that the anchor investors will retain their shares, if any, prior to or upon the consummation of the initial business combination.

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

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivision, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending 3 business days before the Company sends the notice of redemption to the warrant holders.

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

The Private Warrants are identical to the Public Warrants except that, so long as the Private Warrants are held by the Sponsor or its permitted transferees, (i) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial business combination, and (ii) they will be entitled to registration rights.

Note 5—Related Party Transactions

Founder Shares

On April 22, 2021, the Sponsor paid, $25,000, or approximately $0.009 per share, to cover certain offering costs and expenses in consideration for 2,875,000 Class B ordinary shares, par value $0.0001. Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriters fully exercised their over-allotment option at the IPO resulting in no Founder Shares being subject to forfeiture.

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares (or Class A ordinary shares issuable upon conversion thereof), subject to certain limited exceptions, until the earlier of (A) six months after the date of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) if the reported last sale price of the Company’s Class A ordinary shares equals or exceeds US $12.00 per share (as adjusted for share subdivisions, share dividends, right issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

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

In accordance with one of the permitted exceptions to the restrictions on transfer of the founder shares, on October 18, 2021, the Sponsor transferred 2,070,000 Class B ordinary shares held by it to its Sponsor’s Shareholders, which include all of the Company’s directors and executive officers or companies controlled by them.

Share Based Compensation

In April and May 2021, the Company’s sponsor transferred interests in a total of 55,000 Founder Shares to directors.

The Company has determined the valuation of the Class B ordinary shares as of the Grant Dates. The valuation resulted in a fair value of approximately $1.45 per share as of the Grant Dates, or an aggregate of $79,821 for the 55,000 shares. As vesting of Founder Shares to directors is contingent upon the closing of an initial business combination, a performance condition is not probable of occurring at December 31, 2022 and 2021. Upon consummation of an initial business combination the Company will recognize $79,821 in compensation expense.

Due from related party

Since April 16, 2021 (inception), related parties have paid for certain offering costs and expenses on behalf of the Company. At December 31, 2021 an excess of $50,000 was repaid to those related parties and was due back to the Company. On April 26, 2022, the Company was repaid all amounts due to the Company from the related parties.

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021, or the closing of the IPO. As of December 31, 2022 and 2021, no amount was outstanding on the promissory note. The promissory note has expired, and no borrowings are permitted on this note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On December 22, 2022, the Company borrowed $90,000 from the Sponsor under the Working Capital Loan, which is convertible into warrants as described above. The loan is non-interest bearing and payable on the earliest to occur of (i) the date which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The principal balance may be prepaid at any time, at the election of the Company.

As of December 31, 2022 and 2021, the Company had $90,000 and $0 borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial business combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2022 and for the period from April 16, 2021 (Inception) to December 31,2021, the expense for office space, secretarial and administrative services was $120,000 and $26,129, respectively. As of December 31, 2022 and 2021, the unpaid balance was $0 and $26,129, respectively, and reported on the balance sheets as due to related party.

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

Representative Shares

The Company issued to EF Hutton and/or its designees (the “Representatives”) 115,000 Class A ordinary shares upon the consummation of the IPO. EF Hutton has agreed not to transfer, assign or sell any such ordinary shares until the completion of the initial business combination. In addition, EF Hutton has agreed (i) to waive its redemption rights with respect to such ordinary shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such ordinary shares if the Company fails to complete its initial business combination within the Combination Period.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 115,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On December 31, 2022 and 2021, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the financial statements were issued. Based on this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement Amendment.

On February 14, 2023, Avanseus and the Company entered into a Second Amendment to Business Combination Agreement (the “Second BCA Amendment”) to further amend the Original Business Combination Agreement. The Second BCA Amendment further amends the Original Business Combination Agreement to:

(1)	Amend the definition of Acquiror Transaction Expenses to exclude expenses that are expressly deferred, waived or converted to equity by written agreement of the parties to which they are owed on terms satisfactory to Avanseus;

(2)	Delete provisions related to a PIPE offering by the Company and provisions related to a pool of one million the Company’s Class A Ordinary Shares to be issued for purposes mutually acceptable to the Company and Avanseus;

(3)	Delete a closing condition that required the combined companies to have at least $5,000,001 of net tangible assets at Closing;

(4)	Amend the minimum cash closing condition to reduce the amount of cash that the combined companies must have at Closing after the payment of their transaction expenses from $25 million to $4 million;

(5)	Add a new closing condition that the Company enter into one or more definitive financing agreements with terms mutually acceptable to the Company and Avanseus with one or more post-closing financing providers acceptable to both the Company and Avanseus, which may include the issuance of up to one millions the Company’s Class A ordinary shares as origination fees to the post-closing financing providers;

(6)	Extend the Agreement End Date, which is the date that either the Company or Avanseus may terminate the Business Combination Agreement without cause (provided that the terminating party is not itself in material breach of the Business Combination Agreement), from February 22, 2023 to July 15, 2023; and

(7)	Delete the closing condition added by the First BCA Amendment that holders of at least 5,200,000 publicly held Class A ordinary shares redeem such shares at the closing of the transactions contemplated in the Business Combination since the redemption of 6,058,262 Class A ordinary shares in connection with the January 13, 2023 Charter Amendment rendered such condition unnecessary.

Charter Amendment.

In an extraordinary general meeting held on January 13, 2023, shareholders approved the First Amendment to the Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease operations if the Company fails to complete such business combination, and redeem or repurchase 100% of the public shares included as part of the units sold in the IPO.

The Charter Amendment allows the Company to extend the Termination Date by up to six (6) one-month extensions to July 15, 2023 (each of which is refered to as an “Extension”, and such later date, the “Extended Deadline”) provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline will be automatically extended to the next succeeding business day. To obtain each 1-month extension, the Company, the sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $0.0575 per share for each of the public shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Charter Amendment by the Company’s shareholders with respect to the first such extension). In connection with the approval of the Charter Amendment on January 13, 2023, holders of 6,058,262 of the public shares exercised their right to redeem those shares for cash at an approximate price of $10.16 per share, for an aggregate of approximately $61.57 million, leaving 5,441,738 public shares outstanding after the January 13, 2023 shareholders meeting.

Extension of Deadline to Complete the Company’s Initial Business Combination.

The Company has exercised its right to extend the deadline to complete its initial business combination twice to date. On January 17, 2023, the Company deposited an aggregate of $312,900 (representing $0.0575 per public share) into the Company’s trust account, which came from cash on hand of the Company and from proceeds of loans from shareholders of the Company’s Sponsor and other designees of the Company who received non-interest bearing, unsecured promissory notes in consideration for the loans and which enables the Company to extend the period of time it has to consummate its initial business combination by one month from January 15, 2023 to February 15, 2023, and on February 15, 2023, the Company deposited another $312,900 into the trust account to further extend the deadline to March 15, 2023. These Extensions are the first and second of up to six one-month extensions permitted under the Company’s governing documents. As of February 28, 2023, the balance in the trust account was approximately $56.3 million or approximately $10.35 per outstanding public share. The Company has four remaining 1-month extensions available to it under the Charter Amendment.

Debt Capital Financing for Extension Funds and Working Capital

On January 8, 2023, the Company’s board of directors authorized the Company to raise up to $1 million of funds by the issuance of non-interest-bearing notes to fund extensions of the deadline to complete our initial business combination. As of February 28, 2023, there was an aggregate principal amount of $200,260 of such non-interest-bearing outstanding.

On January 26, 2023, the Company’s board of directors authorized the Company to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. As of February 28, 2023, there was an aggregate principal amount of $355,740 of such interest-bearing notes outstanding.

In January and February 2023, one of the Company’s officers paid $29,754 to third-party vendors on behalf of the Company. These debts are non-interest bearing and will mature as demanded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2023	Fat Projects Acquisition Corp

	By:	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tristan Lo	Co-Chief Executive Officer and Chairman and Director	March 13, 2023
Tristan Lo	(Principal Executive Officer)

/s/ David Andrada	Co-Chief Executive Officer and Chief Financial Officer and Director	March 13, 2023
David Andrada	(and Principal Financial and Accounting Officer)

/s/ Nils Michaelis	President and Chief Operating Officer and Head of Mergers & Acquisitions and Director	March 13, 2023
Nils Michaelis

/s/ Abel Martins Alexandre	Director	March 13, 2023
Abel Martins Alexandre

/s/ Tina Wyer	Director	March 13, 2023
Tina Wyer

/s/ Stanton Sugarman	Director	March 13, 2023
Stanton Sugarman

/s/ Samir Addamine	Director	March 13, 2023
Samir Addamine

/s/ Alex Bono	Director	March 13, 2023
Alex Bono