Form 10-Q
period 2023-03-31
FAT PROJECTS ACQUISITION CORP
filed 2023-05-22
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 485,593 shares of the Company’s Class A Ordinary Shares, $0.0001 par value per share (the “Class A Shares”) (including 4,304 Class A Shares in unseparated units) and 2,875,000 of the Company’s Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

FAT PROJECTS ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAT PROJECTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$3,880	$72,800
Prepaid expenses	75,727	110,679
Investments held in Trust Account	56,770,325	116,762,710
Total current assets	56,849,932	116,946,189
Total assets	56,849,932	116,946,189

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$2,389,787	$1,637,748
Promissory note - related party, net	59,465	-
Working Capital Loan	90,000	90,000
Due to related party	42,835	-
Promissory note - third party, net	77,924	-
Deferred underwriting commissions	4,025,000	4,025,000
Total current liabilities	6,685,011	5,752,748
Total liabilities	6,685,011	5,752,748

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 5,441,738 and 11,500,000 shares at $10.43 and $10.15 redemption value as of March 31, 2023 and December 31, 2022, respectively	56,770,325	116,762,710

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 shares issued and outstanding, excluding 5,441,738 and 11,500,000 shares subject to redemption at March 31, 2023 and December 31, 2022	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(6,605,704)	(5,569,569)
Total shareholders’ deficit	(6,605,404)	(5,569,269)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$56,849,932	$116,946,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$866,046	$189,075
Loss from operations	(866,046)	(189,075)

Other income (expense)
Interest earned on investments held in Trust Account	636,774	30,936
Interest expenses accrued on promissory notes issued to third party	(7,800)	-
Interest expenses recognized on amortization of debt issuance costs	(107,231)	-
Total other income, net	521,743	30,936

Net loss	$(344,303)	$(158,139)

Weighted average shares outstanding, Class A ordinary share subject to possible redemption	6,316,821	11,500,000
Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.04)	$(0.01)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary share	2,990,000	2,990,000
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary share	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	115,000	$12	2,875,000	$288	$-	$(5,569,569)	$(5,569,269)
Net loss	-	-	-	-	-	(344,303)	(344,303)
Additional amount deposited into trust	-	-	-	-	-	(938,700)	(938,700)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(883,642)	246,868	(636,774)
Debt issuance costs for the fair value of Class B ordinary shares transferred to investors	-	-	-	-	883,642	-	883,642
Balance as of March 31, 2023	115,000	$12	2,875,000	$288	$-	$(6,605,704)	$(6,605,404)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	115,000	$12	2,875,000	$288	$-	$(3,070,698)	$(3,070,398)
Net loss	-	-	-	-	-	(158,139)	(158,139)
Balance as of March 31, 2022	115,000	$12	2,875,000	$288	$-	$(3,228,837)	$(3,228,537)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(344,303)	$(158,139)
Adjustments to reconcile net loss to net loss used in operating activities:
Interest earned on investments held in Trust Account	(636,774)	(30,936)
Interest expenses accrued on promissory notes issued to third party	7,800	-
Interest expenses recognized on amortization of debt issuance costs	107,231	-
Changes in current assets and liabilities:
Due to/from related party, net	42,835	13,871
Prepaid expenses	34,952	(2,242)
Accrued expenses	752,039	(12,208)
Net cash used in operating activities	(36,220)	(189,654)

Cash flows from Investing Activities:
Investments held in Trust Account	(938,700)	-
Cash withdrawn from Trust Account in connection with redemption	61,567,859	-
Net cash provided by investing activities	60,629,159	-

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	298,260	-
Proceeds from issuance of promissory note to third party	607,740	-
Redemption of Class A ordinary shares	(61,567,859)	-
Net cash used in financing activities	(60,661,859)	-

Net change in cash	(68,920)	(189,654)
Cash, beginning of the period	72,800	754,893
Cash, end of the period	$3,880	$565,239

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,575,473	$-
Debt issuance costs - fair value of Class B ordinary shares transferred to investors	$883,642

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination, the negotiation of the Business Combination Agreement described below and the preparation and filing on October 5, 2022 with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form S-4 with respect to the Business Combination and subsequent amendments thereto (as amended, the “Form S-4”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Following the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, are being held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, the proceeds from the IPO and the sale of the placement warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial business combination within the Combination Period as defined below or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (c) the redemption of the public shares if the Company is unable to complete its initial business combination within the deadline specified in its Amended and Restated Articles and Memorandum of Association, as amended, which is currently by June 15, 2023, but which may be extended by the Company by up to seven additional 1-month periods to January 15, 2024 if the Company deposits or causes to be deposited $24,280 into the Trust Account for each 1-month extension (the “Combination Period”) subject to applicable law.

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

All ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity following the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company seeks shareholder approval and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The shareholders of the Company approved the First Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “First Charter Amendment”) at a January 13, 2023 Shareholders Meeting, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease its operations if it fails to complete such business combination, and redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the IPO.

In connection with the approval of the First Charter Amendment on January 13, 2023, holders of 6,058,262 of the public shares exercised their right to redeem those shares for cash at an approximate price of $10.16 per share, for an aggregate of approximately $61.57 million, leaving 5,441,738 public shares outstanding after the January 13, 2023 shareholders meeting.

On January 17, 2023, February 15, 2023, March 21, 2023, the Company deposited three tranches of $312,900, for an aggregate of $938,700, into the Company’s Trust Account, which came from cash on hand of the Company and from proceeds of loans from shareholders of the Company’s Sponsor and other designees of the Company who received non-interest bearing, unsecured promissory notes in consideration for the loans and which enables the Company to extend the period of time it has to consummate its initial business combination by three one-month increments from January 15, 2023 to April 15, 2023.

On April 14, 2023, the shareholders of the Company approved the Second Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Second Charter Amendment”), to extend the Termination Date by up to nine (9) one-month extensions to January 15, 2024 (each of which is referred to as an “Extension”, and such later date, the “Extended Deadline”) provided that (i) the Company or its Sponsor (or any of either of their affiliates or permitted designees) will deposit on or prior to (i) in case of the first such extension, the deadline for the Company to consummate a Business Combination prior to such extension, or the next business day if such deadline is not a business day, and (ii) for each subsequent extension, the last day of the immediately preceding extension for each such extension, or the next business day if such last day is not a business day (each a “Deadline Date”) into the Trust Account the lesser of (x) $50,000 or (y) $0.05 per share for each Public Share outstanding as of the applicable Deadline Date for each such one-month extension until January 15, 2024 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination, which notes may be convertible at the option of the holder at any time after the consummation of the Company’s Initial Business Combination into warrants that are identical to the placement warrants (as defined in the registration statement) at a conversion price of $1.00 per warrant, and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with.

In connection with the approval of the Second Charter Amendment on April 14, 2023, holders of 4,956,145 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.46 per share, for an aggregate of approximately $51.82 million, leaving 485,593 public shares outstanding after the April 14, 2023 shareholders meeting.

On April 17, 2023 and May 15, 2023, the Company deposited two tranches of $24,280 into the Trust Account, to extend the period of time it has to consummate its initial business combination by two one-month periods from April 15, 2023 to June 15, 2023. In April 2023, the Company raised an additional $109,280, under the $1,000,000 Promissory Note Offering, for extension deposits.

If the Company is unable to complete the initial business combination by the Termination Date, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under the laws of Cayman Islands to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial business combination within Combination Period.

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

The anchor investors (as defined in Note 3) will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial business combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial business combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial business combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the Combination Period).

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

The Business Combination Agreement, prior to the Second BCA Amendment described below in Note 6, provided that the Company will use its commercially reasonable efforts to enter into and consummate subscription agreements in form and substance mutually acceptable to the Company and Avanseus with investors mutually reasonably acceptable to the Company and Avanseus pursuant to which such investors will agree to purchase up to an aggregate of $35 million of (i) the Company’s Series A Convertible Preference Shares, which shares will be convertible into the Company’s Class A Ordinary Shares, and/or (ii) the Company’s Class A Ordinary Shares, with such purchases to be consummated prior to or substantially currently with the closing of the Share Exchange (the “PIPE Investment”).

The Business Combination is expected to close in the second quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

On October 3, 2022, the Company and Avanseus entered into a First Amendment to Business Combination Agreement (the “First BCA Amendment”) to amend the previously announced Business Combination Agreement dated August 26, 2022. The BCA Amendment amended the Original Business Combination Agreement to (1) add a mutual condition to the obligations of the Company and Avanseus to close the transactions contemplated in the Business Combination Agreement that holders of the Company’s Class A Ordinary Shares redeem an aggregate of at least 5,200,000 of such shares so that Avanseus will be the acquiror for accounting purposes at both the minimum and maximum redemption levels required to be disclosed in the Registration Statement on Form S-4 to be filed with the Commission pursuant to the Business Combination Agreement, (2) replace the form of Incentive Equity Plan attached to the Original Business Combination Agreement with an amended Incentive Equity Plan to conform the eligible participants in the plan to the eligible participants listed in the Original Business Combination Agreement, (3) improve the description of the Nasdaq listing process in the Business Combination Agreement for the Company Class A Ordinary Shares to be issued to Avanseus’ shareholders and pursuant to the Incentive Equity Plan and (4) provide that subscription agreements for PIPE investors be mutually reasonably acceptable to Avanseus as well as the Company.

The Company filed the initial Form S-4 with SEC with respect to the Business Combination on October 5, 2022. It filed Amendments No. 1, 2, 3 and 4 to the Form S-4 on November 25, 2022, January 6, 2023, March 20, 2023 and May 11, 2023.

On February 14, 2023, Avanseus and the Company entered into a Second Amendment to Business Combination Agreement (the “Second BCA Amendment”) to further amend the Original Business Combination Agreement. The Second BCA Amendment further amends the Original Business Combination Agreement to:

(1)	Amend the definition of Acquiror Transaction Expenses to exclude expenses that are expressly deferred, waived or converted to equity by written agreement of the parties to which they are owed on terms satisfactory to Avanseus;

(2)	Delete provisions related to a PIPE offering by the Company and provisions related to a pool of one million the Company’s Class A Ordinary Shares to be issued for purposes mutually acceptable to the Company and Avanseus;

(3)	Delete a closing condition that required the combined companies to have at least $5,000,001 of net tangible assets at Closing;

(4)	Amend the minimum cash closing condition to reduce the amount of cash that the combined companies must have at Closing after the payment of their transaction expenses from $25 million to $4 million and to require that post-closing financing shall provide for additional proceeds to FATP in the amount of $6 million upon the effectiveness of a registration statement registering FATP shares that may be issued to the post-closing financing providers pursuant to the definitive financing agreements;

(5)	Add a new closing condition that the Company enter into one or more definitive financing agreements with terms mutually acceptable to the Company and Avanseus with one or more post-closing financing providers acceptable to both the Company and Avanseus, which may include the issuance of up to one millions the Company’s Class A ordinary shares as origination fees to the post-closing financing providers;

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $3,880 in its operating bank account and working capital deficit of $2,580,404.

The Company’s liquidity needs prior to the IPO, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and borrowings from related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement held outside of the Trust Account, a Working Capital Loan of $90,000 (see Note 5) and promissory notes issued to related parties and third parties (see Note 5).

In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, the Company had outstanding balance of $90,000 and $90,000 from Sponsor under the Working Capital Loans, respectively.

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

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 15, 2023 (or until as late as January 15, 2024 if the Company extends the Termination Date as authorized under the Second Charter Amendment to consummate a business combination, by up to seven additional 1-month periods by depositing or causing to be deposited $24,280 into the Trust Account for each 1-month extension). It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2023 (or by January 15, 2024 if the Company extends the Termination Date as authorized under the Second Charter Amendment). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 13, 2023.

The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $3,880 and $72,800 and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

On March 31, 2023 and December 31, 2022, the assets held in the Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities with original maturities within three months as trading securities in accordance with ASC 320 Topic. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

During the three months ended March 31, 2023 and 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Debt Issuance Costs

The Company complies with the requirements of Staff Accounting Bulletins Topic 5: Miscellaneous Accounting, A. Expenses of Offering. This interpretive response suggests that Specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. However, management salaries or other general and administrative expenses may not be allocated as costs of the offering and deferred costs of an aborted offering may not be deferred and charged against proceeds of a subsequent offering. A short postponement (up to 90 days) does not represent an aborted offering. As a result of this response, the Company has concluded that the transfer of the Subscriber Shares (as defined in Note 5) will be recorded as a debt issuance cost and amortized over the life of the promissory note entered into by the subscriber.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,365,000 Class A ordinary shares in the aggregate. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. No warrants were exercised during the three months ended March 31, 2023 and 2022. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. In connection with the underwriters exercise of their over-allotment option on October 15, 2021, 375,000 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

In connection with the approval of the First Charter Amendment on January 13, 2023, holders of 6,058,262 of the public shares exercised their right to redeem those shares for cash at an approximate price of $10.16 per share, for an aggregate of approximately $61.57 million, leaving 5,441,738 public shares outstanding after as of March 31, 2023.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A ordinary shares subject to possible redemption	Non-redeemable Class A and Class B ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable Class A and Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(233,689)	$(110,614)	$(125,507)	$(32,632)

Denominator:
Weighted-average shares outstanding	6,316,821	2,990,000	11,500,000	2,990,000
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

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

The Company issued to EF Hutton and/or its designees, 115,000 Class A ordinary shares upon the consummation of the IPO. EF Hutton has agreed (i) to waive its redemption rights with respect to such ordinary shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such ordinary shares if the Company fails to complete its initial business combination within the Combination Period (See Note 7).

As of March 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Ordinary share issuance costs	(11,284,247)
Plus:
Remeasurement adjustment of carrying value to redemption value	18,796,957
Ordinary shares subject to possible redemption at December 31, 2022	116,762,710
Less:
Redemptions	(61,567,859)
Plus:
Additional amount deposited into Trust Account	938,700
Accretion of carrying value to redemption value	636,774
Ordinary shares subject to possible redemption at March 31, 2023	$56,770,325

Share Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company at prices below fair value. The interest in acquired shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the interest in the founder shares will be forfeited. The interest in the founder shares owned by the director (1) may not be sold or transferred, until six months after the consummation of a Business Combination, and (2) may not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until June 15, 2023 (or until as late as January 15, 2024 if the Company extends the Termination Date as authorized under the Second Charter Amendment to consummate a business combination, by up to seven additional 1-month periods by depositing or causing to be deposited $24,280 into the Trust Account for each 1-month extension, or such later date as the Company’s shareholders may approve by an extension in accordance with the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the interest in the founder shares will become worthless (see Note 5).

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

The Company has determined the valuation of the Class B ordinary shares as of the Grant Dates. The valuation resulted in a fair value of approximately $1.45 per share as of the Grant Dates, or an aggregate of $79,821 for the 55,000 shares. As vesting of Founder Shares to directors is contingent upon the closing of an initial business combination, a performance condition is not probable of occurring at March 31, 2023 and December 31, 2022. Upon consummation of an initial Business Combination the Company will recognize $79,821 in compensation expense.

Due from Related Party

Since April 16, 2021 (inception), related parties have paid for certain offering costs and expenses on behalf of the Company. At December 31, 2021 an excess of $50,000 was repaid to those related parties and was due back to the Company. On April 26, 2022, the Company was repaid all amounts due to the Company from the related parties.

Due to Related Party

As of March 31, 2023, the Company had due to related party balance of $42,835, consisting of unpaid administrative fee of $30,000, travel reimbursement of $3,731 and operating expenses paid by Sponsor on behalf of the Company of $9,104.

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021, or the closing of the IPO. As of March 31, 2023 and December 31, 2022, no amount was outstanding on the promissory note. The promissory note has expired, and no borrowings are permitted on this note.

On January 8, 2023, the Company’s board of directors authorized the Company to raise up to $1 million of funds by the issuance of non-interest-bearing notes (the “$1,000,000 Promissory Note Offering” and the notes offered therein, the “Zero-Interest Notes”) to fund extensions of the deadline to complete the Company’s initial business combination. Certain of the holders of the Founder Shares other than the anchor investors agreed among themselves to transfer up to 5% of their Founder Shares to subscribers to this note offering and the $1,062,500 Promissory Note Offering described in Note 6 below at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions (the “Subscriber Shares”). The Company has concluded that the transfer of the subscriber shares will be recorded as a debt issuance cost and amortized on a straight line basis over the life of the promissory note entered into by the subscriber.

For the three months ended March 31, 2023, the Company issued an aggregate of $298,260 in principal amount of Zero-Interest Notes in the $1,000,000 Promissory Note Offering to 17 related parties providing funding in that amount for the extension deposits. The Zero-Interest Notes are non-interest-bearing and will be payable on the earlier to occur of (i) the date on which Company consummates its initial business combination and (ii) December 31, 2023.

Certain of the holders of the Founder Shares other than the anchor investors agreed to transfer Class B ordinary shares as an inducement to the subscribers to the Zero-Interest Notes to purchase the notes. In connection with the issuance of $298,260 Zero-Interest Notes, the Company recorded $288,851 as debt issuance costs, in the accompanying condensed balance sheets, for the fair value of 29,826 Subscriber Shares to be transferred to investors.

For the three months ended March 31, 2023, the Company recognized $50,056 of interest expense, included in interest expense of 107,231 on the condensed statement of operations, associated with amortization of the debt issuance costs for the fair value of 29,826 Subscriber Shares to be transferred to investors.

As of March 31, 2023 the promissory note – related party, net was as follows:

Promissory note - Related Party	$298,260
Debt issuance costs	(288,851)
Amortization debt issuance costs	50,056
Promissory note- Related Party, net	$59,465

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

As of both March 31, 2023, and December 31, 2022, the Company had $90,000 of outstanding borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2023 and 2022, the expense for office space, secretarial and administrative services was $30,000 and $30,000, respectively. On March 31, 2023, and December 31, 2022, the unpaid balance was $30,000 and $0, respectively, and reported on the balance sheet as due to related party.

Note 6—Promissory Note - Third Party

On January 26, 2023, the Company’s board of directors authorized the Company to raise up to $1,062,500 of funds (the “1,062,500 Promissory Note Offering”) for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum (the “Interest-Bearing Notes”) to prospective investors who are not our sponsor, directors or officers or any of their or our affiliates (“non-affiliates”). Certain of the holders of the Founder Shares other than the anchor investors have agreed among themselves to transfer up to 5% of their Founder Shares to subscribers to this note offering and the $1,000,000 Promissory Note Offering described in Note 5 above at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions. The Company has concluded that the transfer of the subscriber shares will be recorded as a debt issuance cost and amortized on a straight line basis over the life of the promissory note entered into by the subscriber.

For the three months ended March 31, 2023, the Company issued an aggregate principal amount of $607,740 Interest-Bearing Notes to 4 non-affiliates under the $1,062,500 Promissory Note Offering, providing funding of $607,740 for the extension deposits and working capital. These notes will be payable on the earlier to occur of (i) the date on which Company consummates its initial business combination and (ii) December 31, 2023.

In connection with the issuance of $607,740 Interest-Bearing Notes, the Company recorded $594,791 as deferred debt financing costs, in the accompanying condensed balance sheets, for the fair value of 60,774 Subscriber Shares to be transferred to investors.

For the three months ended March 31, 2023, the Company recognized $57,175 interest expense included in interest expense of 107,231 on the condensed statement of operations, associated with amortization of the debt issuance costs for the fair value of 60,774 Subscriber Shares to be transferred to investors.

For the three months ended March 31, 2023, the Company accrued $7,800 interest expense in relation to the Interest-Bearing Notes.

As of March 31, 2023 the promissory note – third party, net was as follows:

Promissory note - Third Party, net	$607,740
Debt issuance costs	(594,791)
Amortization debt issuance costs	57,175
Accrued interest	7,800
Promissory note- Third Party, net	$77,924

Note 7—Commitments & Contingencies

Registration Rights

The holders of (i) the Founder Shares, (ii) the representative shares, (iii) the Placement Warrants (including component securities contained therein), (iv) warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, (v) any Class A ordinary shares issuable upon the exercise of the Placement Warrants, (vi) any Class A ordinary shares that may be issued upon exercise of the warrants as part of the Working Capital Loans and (vii) Class A ordinary share issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement signed on October 12, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Anchor Investors

The Sponsor entered into an agreement with ten strategic investors (each referred to as an “anchor investor”) for the purchase of 75,000 Founder Shares each at the same price the Sponsor paid ($0.009 per share). The anchor investors purchased 9,500,000 Units in the IPO. The Company can make no assurance that the anchor investor will retain their shares, if any, upon the completion of the Company’s Business Combination. As a result of the Founder Shares and Private Placement Warrants that the anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public shareholders (see Note 5). The Company believes that in connection with the First Charter Amendment and the Second Charter Amendment, the anchor investors redeemed most or all of the Class A ordinary shares that were included in the Units they purchased in the IPO.

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

Class B Shares Related to Debt Issuance

On January 2023, the Company’s board of directors authorized the Company to raise up to $1,062,500 of interest bearing notes and up to $1 million of non-interest bearing notes, See Note 6 and Note 5, respectively. Certain of the holders of the Founder Shares other than the anchor investors have agreed among themselves to transfer up to 5% of their Founder Shares to subscribers to this note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions. The Company has concluded that the transfer of the subscriber shares will be recorded as a debt issuance cost and amortized on a straight-line basis over the life of the promissory note entered into by the subscriber.

The fair value of each Subscriber Share was determined to be $9.61-$9.87 per share (depending on the terms of each Zero-Interest Note and Interest-Bearing Notes as defined in Note 5 and Note 6) or $883,642 in the aggregate for all 90,600 Subscriber Shares transferred to the note investors (see note 5 and note 6). Valuation of the Subscriber Shares was determined using the Monte Carlo Model and classified as Level 3 in the fair value hierarchy. The key inputs for Monte Carlo Model includes 1) Volatility of 5.2% -8.2%, 2) risk- free rate of 4.64% -5.11%, 3) stock price of $10.22 -$10.49 per share and 4) estimated term of 0.80 - 0.95 years.

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

Note 8—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023, and December 31, 2022, there were 115,000 Class A ordinary shares issued or outstanding, excluding 5,441,738 and 11,500,000 ordinary shares, respectively, subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On March 31, 2023, and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Second Charter Amendment

In a second extraordinary general meeting held on April 14, 2023, shareholders approved the Second Charter Amendment, changing the structure and cost of the Company’s right to extend the Termination Date. The Second Charter Amendment allows the Company to extend the Termination Date by up to nine (9) one-month Extensions to January 15, 2024, provided that if any Extended Deadline ends on a day that is not a business day, such Extended Deadline would be automatically extended to the next succeeding business day. To obtain each 1-month extension, the Company, the sponsor or any of their affiliates or designees are required to deposit into Trust Account by the deadline applicable prior to the extension an amount equal to the lesser of $50,000 or (b) $0.05 per share for each of the public shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the First Charter Amendment by the Company’s shareholders with respect to the first such extension.)

Redemption of Shares

In connection with the approval of the Second Charter Amendment, holders of 4,956,145 of the public shares exercised their right to redeem those shares for cash at an approximate price of $10.46 per share, for an aggregate of approximately $51.82 million, leaving 485,593 of the public shares outstanding. Thus the cost for each one-month Extension is now $24,280.

Extension of Deadline to Complete the Company’s Initial Business Combination.

The Company has exercised its right to extend the deadline to complete its initial business combination twice to date. On April 17, 2023, the Company deposited an aggregate of $24,280 (representing $0.05 per public share) into the Company’s Trust Account to extend the period of time it has to consummate its initial business combination by one month from April 15, 2023 to May 15, 2023, and on May 15, 2023, the Company deposited another $24,280 into the Trust Account to further extend the deadline to June 15, 2023. These Extensions are the first and second of up to nine one-month extensions permitted under the Company’s governing documents. As of May 5, 2023, the balance in the Trust Account was approximately $5.1 million or approximately $10.59 per outstanding public share. The Company has seven remaining 1-month extensions available to it under the Second Charter Amendment.

Debt Capital Financing for Extension Funds and Working Capital

In April 2023, the Company raised an additional $109,280, under the $1,000,000 Promissory Note Offering, for extension deposits.

On May 4, 2023, Fat Projects International Investments and Holdings Limited (“FPI”), a shareholder of FATP’s Sponsor that received FATP Class B Ordinary Shares and Private Placement warrants shortly after the closing of FATP’s IPO which is controlled by FATP’s Co-Chief Executive Officers, David Andrada and Tristan Lo, sold 127,000 Class B Ordinary Shares to a private investor for $250,000 and loaned the proceeds to FATP in return for a non-interest-bearing, unsecured promissory note in that principal amount. This transaction was not part of either the $1,000,000 Promissory Note Offering or the $1,062,500 Promissory note Offering but rather was a separate transaction. Each of FATP’s six directors other than Mr. Andrada and Mr. Lo waived their right to receive 10,000 compensator Class B Ordinary Shares (for an aggregate of 60,000 shares) from FPI upon consummation of FATP’s initial business combination to be included in the shares sold to the private investor.

On April 19, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, since the Company’s press release filed on April 17, 2023 reported 485,593 publicly held shares, the Company no longer complies with Listing Rule 5450(b)(2)(B), due to the Company’s failure to meet the minimum 1,100,000 publicly held shares requirement for continued listing on the Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The notice states that the Company has until June 5, 2023 to submit a plan to regain compliance with Listing Rule 5450(b)(2)(B). The Company is exploring all options to regain compliance with Listing Rule 5450(b)(2)(B). The Company intends to submit a plan to regain compliance with Listing Rule 5450(b)(2)(B) within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with Listing Rule 5450(b)(2)(B). If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On May 5, 2023, the Company received a written notice from Nasdaq indicating that since the number of Total Holders (which includes both beneficial holders and holders of record) of the Company’s common stock was less than 400 based on a shareholder analysis provided by the Company at Nasdaq’s request to Nasdaq on May 4, 3023, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450(a)(2) that requires the Company to maintain 400 Total Holders of its common stock. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The notice states that the Company has until June 20, 2023 to submit a plan to regain compliance with Listing Rule 5450(a)(2). The Company is exploring all options to regain compliance with Listing Rule 5450(a)(2). The Company intends to submit a plan to regain compliance with Listing Rule 5450(a)(2) within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice to evidence compliance with Listing Rule 5450(a)(2). If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

Proposed Business Combination

On August 26, 2022, we entered into a Business Combination Agreement with Avanseus Holdings Pte. Ltd., a Singapore private company limited by shares (“Avanseus”) (the “Original Business Combination Agreement” and as it has been amended and may be further amended and/or restated from time to time, the “Business Combination Agreement”).

The Business Combination Agreement and the transactions contemplated thereby were approved by our board of directors and the Avanseus board of directors (other than the PIPE Investment as described below and the definitive financing agreements that replaced the PIPE Investments when we entered into the Second BCA Amendment described below, which will require further approval of the boards of directors), subject to the approval of our shareholders.

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

The Original Business Combination Agreement provided that the Company would use its commercially reasonable efforts to enter into and consummate subscription agreements in form and substance mutually acceptable to the Company and Avanseus with investors mutually reasonably acceptable to the Company and Avanseus pursuant to which such investors would agree to purchase up to an aggregate of $35 million of (i) the Company’s Series A Convertible Preference Shares, which shares would be convertible into the Company’s Class A Ordinary Shares, and/or (ii) the Company’s Class A Ordinary Shares, with such purchases to be consummated prior to or substantially currently with the closing of the Share Exchange (the “PIPE Investment”).

On October 3, 2022, Avanseus and we entered into a First Amendment to Business Combination Agreement (the “First BCA Amendment”) to amend the Original Business Combination Agreement to (1) add a mutual condition to the obligations of Avanseus and us to close the transactions contemplated in the Business Combination Agreement that holders of the Company’s Class A Ordinary Shares redeem an aggregate of at least 5,200,000 of such shares so that Avanseus will be the acquiror for accounting purposes at both the minimum and maximum redemption levels required to be disclosed in the Registration Statement on Form S-4 to be filed with the Commission pursuant to the Business Combination Agreement, (2) replace the form of Incentive Equity Plan as defined in and attached to the original Business Combination Agreement with an amended Incentive Equity Plan to conform the eligible participants in the plan to the eligible participants listed in the original Business Combination Agreement, (3) improve the description of the Nasdaq listing process in the Business Combination Agreement for our Class A Ordinary Shares to be issued to Avanseus’ shareholders and pursuant to the Incentive Equity Plan and (4) provide that subscription agreements for PIPE investors be mutually reasonably acceptable to Avanseus as well as us.

On February 14, 2023, Avanseus and we entered into a Second Amendment to Business Combination Agreement (the “Second BCA Amendment”) to further amend the Original Business Combination Agreement as amended by the First BCA Amendment to (1) amend the definition of Acquiror Transaction Expenses to exclude expenses that are expressly deferred, waived or converted to equity by written agreement of the parties to which they are owed on terms satisfactory to Avanseus, (2) delete provisions related to a PIPE offering by us and provisions related to a pool of one million of our Class A Ordinary Shares to be issued for purposes mutually acceptable to us and Avanseus, (3) delete a closing condition that required the combined companies to have at least $5,000,001 of net tangible assets at Closing, (4) add a new closing condition that we enter into one or more definitive financing agreements with terms mutually acceptable to us and Avanseus with one or more post-closing financing providers acceptable to both us and Avanseus, which may include the issuance of up to one million of our Class A ordinary shares as origination fees to the post-closing financing providers, (5) amend the minimum cash closing condition to reduce the amount of cash that the combined companies must have at Closing after the payment of their transaction expenses from $25 million to $4 million and to require that post-closing financing shall provide for additional proceeds to us in the amount of $6 million upon the effectiveness of a registration statement registering our shares that may be issued to the post-closing financing providers pursuant to the definitive financing agreements, (6) extend the Agreement End Date, which is the date that either we or Avanseus may terminate the Business Combination Agreement without cause (provided that the terminating party is not itself in material breach of the Business Combination Agreement), from February 22, 2023 to July 15, 2023, and (7) delete the closing condition added by the First BCA Amendment that holders of at least 5,200,000 publicly held Class A ordinary shares redeem such shares at the closing of the transactions contemplated in the Business Combination since the redemption of 6,058,262 Class A ordinary shares in connection with the January 13, 2023 amendment to our amended and restated memorandum and articles of association rendered such condition unnecessary.

The Business Combination is expected to close in the second quarter of 2023, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

Charter Amendments and Share Redemptions

In an extraordinary general meeting held on January 13, 2023, shareholders approved an amendment to our amended and restated memorandum and articles of association (the “First Charter Amendment”), changing the structure and cost of our right to extend the Termination Date by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease our operations if we fail to complete such business combination, and redeem or repurchase 100% of our public shares included as part of the units sold in our initial public offering.

The First Charter Amendment allowed us to extend the Termination Date by up to six (6) one-month Extensions to July 15, 2023, provided that if any Extended Deadline ended on a day that is not a business day, such Extended Deadline would be automatically extended to the next succeeding business day. To obtain each 1-month extension, we, our sponsor or any of their affiliates or designees would be required to deposit into our Trust Account with Continental by the deadline applicable prior to the extension $0.0575 per share for each of our public shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the First Charter Amendment by our shareholders with respect to the first such extension).

In connection with the approval of the First Charter Amendment, holders of 6,058,262 of our public shares exercised their right to redeem those shares for cash at an approximate price of $10.16 per share, for an aggregate of approximately $61.57 million, leaving 5,441,738 of our public shares outstanding.

In a second extraordinary general meeting held on April 14, 2023, shareholders approved a second amendment to our amended and restated memorandum and articles of association (the “Second Charter Amendment”) changing the structure and cost of our right to extend the Termination Date. The Second Charter Amendment allows us to extend the Termination Date by up to nine (9) one-month Extensions to January 15, 2024, provided that if any Extended Deadline ended on a day that is not a business day, such Extended Deadline would be automatically extended to the next succeeding business day. To obtain each 1-month extension, we, our sponsor or any of their affiliates or designees are required to deposit into our Trust Account with Continental by the deadline applicable prior to the extension an amount equal to the lesser of $50,000 or (b) $0.05 per share for each of our public shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the First Charter Amendment by our shareholders with respect to the first such extension.

In connection with the approval of the Second Charter Amendment, holders of 4,956,145 of our public shares exercised their right to redeem those shares for cash at an approximate price of $10.46 per share, for an aggregate of approximately $51.82 million, leaving 485,593 of our public shares outstanding. Thus the cost for each one-month Extension is now $24,280.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023, were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination, negotiating the Business Combination Agreement and the preparation and filing on October 5, 2022 with the SEC the Form S-4 with respect to the Business Combination and three subsequent amendments thereto. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and expenses incurred in connection with negotiating the Business Combination Agreement and preparing and filing the Form S-4 and amendments thereto.

For three months ended March 31, 2023, we had a net loss of $344,303, which consisted of formation and operating costs $866,046, interest expenses accrued on promissory notes issued to third party of $7,800, interest expenses recognized on amortization of deferred debt financing costs $107,231, offset by interest earned on investments held in Trust Account of $636,774.

For three months ended March 31, 2022, we had a net loss of $158,139, which consisted of formation and operating costs of $189,075 and interest earned on investments held of $30,936.

For three months ended March 31, 2023, net cash provided by investing activities was $60,629,159, which consisted of cash withdrawn from Trust Account in connection with redemption $61,567,859, partially offset by investments held in Trust Account of $938,700.

For three months ended March 31, 2022, net cash provided by/used in investing activities was $0.

For three months ended March 31, 2023, net cash used in financing activities was $60,661,859, which consisted of redemption of Class A ordinary shares $61,567,859, partially offset by proceeds from issuance of promissory note to third party of $607,740 and proceeds from issuance of promissory note to related party of $298,260.

For three months ended March 31, 2022, net cash provided by/used in financing activities was $0

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

For three months ended March 31, 2023, cash used in operating activities was $36,220. Our net loss of $344,303 resulted from formation and operating costs of $866,046, interest expenses accrued on promissory notes issued to third party of $7,800 and interest expenses recognized on amortization of deferred debt financing costs $107,231, partially offset by interest earned on investments held in the Trust Account of $636,774. Changes in operating assets and liabilities provided $829,826 of cash from operating activities.

For three months ended March 31, 2022, cash used in operating activities was $189,654. Net loss of $158,139 was affected by interest earned on investments held in the Trust Account of $30,936. Changes in operating assets and liabilities provided $579 of cash from operating activities.

As of March 31, 2023, we had investments of $56,770,325 held in the Trust Accounts. In connection with the approval of the Second Charter Amendment on April 14, 2023, holders of 4,956,145 of the public shares exercised their right to redeem those shares for cash at an approximate price of $10.46 per share, for an aggregate of approximately $51.82 million, leaving approximately $5 million held in the Trust Account after the redemption on April 14, 2023. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2023, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $3,880 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of March 31, 2023, the Company borrowed $90,000 from Sponsor under such working capital loans.

As described below, in January 2023, our board authorized us to issue up to $1 million in principal amount of non-interest-bearing notes to fund extensions of the deadline to complete our initial business combination and to issue up to $1,062,500 of 15% interest-bearing notes to non-affiliates of our Sponsor and our officers and directors to raise working capital. As of May 15, 2023, there was an aggregate principal amount of $407,540 of non-interest-bearing notes and $607,740 of interest-bearing notes outstanding.

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

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company had until October 15, 2022, which was automatically extended to January 15, 2023 when we filed the Form S-4 on October 5, 2022, to consummate a business combination.

On January 13, 2023, at a virtual general meeting of shareholders, the shareholders entitled to vote at the general meeting cast their votes and approved a proposal to change the structure and cost of our right to extend the date by which we must consummate a business combination by up to six (6) one-month extensions to July 15, 2023, provided that we, or our Sponsor, deposit into the Trust Account $0.0575 per public share.

Then again, on April 14, 2023, at a virtual special meeting of shareholders, the shareholders entitled to vote at the special meeting cast their votes and approved a proposal to change our right to extend the date by which we must consummate a business combination by up to nine (9) one-month extensions to January 15, 2024, provided that we, or our Sponsor, deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.05 $0.0575 per public share. On April 17, 2023, the Company deposited into the Trust Account an aggregate of $24,280 representing $0.05 per share for each of our 485,593 publicly held Class A ordinary shares remaining outstanding after redemptions of 4,956,145 of our Class A ordinary shares in connection with the amendment to our charter approved by its shareholders on April 14, 2023. This extended the deadline to complete our initial business combination to May 15, 2023. On May 15, 2023, we deposited the second $24,280 into Trust Account, to extend the deadline to complete our initial business combination to June 15, 2023.

It is uncertain that the Company will be able to consummate the Business Combination with Avanseus or any other business combination by June 15, 2023. If a Business Combination is not consummated by June 15, 2023, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2024 (assuming no further extensions). We currently expect to continue to obtain one-month extensions until the Business Combination with Avanseus is consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On December 17, 2022, we issued a non-interest-bearing promissory note in the principal amount of $90,000 to our sponsor in consideration for a $90,000 working capital loan. The note is convertible at the option of the holder into warrants that are substantially identical to our private placement warrants upon the completion of our initial business combination.

Our board of directors has authorized us (1) to raise up to $1 million of funds by the issuance of non-interest bearing notes to fund extensions of the deadline to complete our initial business combination and (2) to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. As of May 15, 2023, there was an aggregate principal amount of $407,540 of non-interest-bearing notes and $607,740 of interest-bearing notes outstanding.

Except as described in the two preceding paragraphs, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on October 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Debt Issuance Costs

The Company complies with the requirements of Staff Accounting Bulletins Topic 5: Miscellaneous Accounting, A. Expenses of Offering. This interpretive response suggests that Specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. However, management salaries or other general and administrative expenses may not be allocated as costs of the offering and deferred costs of an aborted offering may not be deferred and charged against proceeds of a subsequent offering. A short postponement (up to 90 days) does not represent an aborted offering. As a result of this response, the Company has concluded that the transfer of the Subscriber Shares (as defined in Note 5 of the condensed financial statements) will be recorded as a debt issuance cost and amortized over the life of the promissory note entered into by the subscriber.

The fair value of each Subscriber Share was determined to be $9.61-$9.87 per share (depending on the terms of each Zero-Interest Notes and Interest-Bearing Notes as defined in Note 5 and Note 6) or approximately $883,642 in the aggregate for all 90,600 Subscriber Shares transferred to the notes investors (see note 5 and note 6). Valuation of the Subscriber Shares was determined using Monte Carlo Model and classified as a Level 3 valuation. The Key inputs for Monte Carlo Model includes 1) Volatility of 5.2% -8.2%, 2) risk- free rate of 4.64% -5.11%, 3) stock price of $10.22 -$10.49 per share and 4) estimated term of 0.80 - 0.95 years.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness related to our internal control over financial reporting process and related party transactions. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2023. We may disclose additional factors from time to time in our future filings with the SEC.

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

Our amended and restated memorandum and articles of association and our IPO prospectus permit us to issue non-interest-bearing notes to our sponsor and/or affiliates or designees of us or our sponsor to fund the payments into the Trust Account required to obtain extensions to the deadline for us to complete our initial business combination. On January 8, 2023, our board of directors has authorized us to raise up to $1 million of funds by the issuance of non-interest bearing notes to fund such extensions, and as of May 15, 2023, there was an aggregate principal amount of $407,540 of non-interest-bearing notes outstanding. Certain of the holders of our founder shares other than the anchor investors have agreed among themselves to transfer up to 5% of their founder shares to subscribers to the note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions.

On January 26, 2023, our board of directors has also authorized us to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. Certain of the holders of our founder shares other than the anchor investors have agreed among themselves to transfer up to 5% of their founder shares to subscribers to the note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions. As of May 15, 2023, there was an aggregate principal amount of $607,740 of interest-bearing notes outstanding.

On May 4, 2023, Fat Projects International Investments and Holdings Limited (“FPI”), a shareholder of FATP’s Sponsor that received FATP Class B Ordinary Shares and Private Placement warrants shortly after the closing of FATP’s IPO which is controlled by FATP’s Co-Chief Executive Officers, David Andrada and Tristan Lo, sold 127,000 Class B Ordinary Shares to a private investor for $250,000 and loaned the proceeds to FATP in return for a non-interest-bearing, unsecured promissory note in that principal amount. This transaction was not part of either the $1,000,000 Promissory Note Offering or the $1,062,500 Promissory note Offering but rather was a separate transaction. Each of FATP’s six directors other than Mr. Andrada and Mr. Lo waived their right to receive 10,000 compensator Class B Ordinary Shares (for an aggregate of 60,000 shares) from FPI upon consummation of FATP’s initial business combination to be included in the shares sold to the private investor.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Beginning in January 2023, the Company has issued a series of non-interest-bearing, unsecured notes in a private offering of up to $1 million in aggregate principal amount and a separate series of 15% interest-bearing, unsecured notes in a private offering of up to $1.06 million in aggregate principal amount. Existing holders of the Company’s Class B Ordinary Shares other than the anchor investors agreed to contribute up to 5% of their Class B Ordinary Shares to be transferred to investors in the notes at a rate of 1 share for each $10 in principal amount of notes to incentivize investors to purchase the notes. The purpose of the note offerings is to raise capital to fund extensions to the deadline for the Company to complete its initial business combination and to raise working capital. The Company did not initially consider the notes and related subscription agreements to be material because of the dollar amounts were small compared to the Company’s assets; however, with the passage of time and evolution of events – primarily redemptions from the Company’s trust account in connection with the April 14, 2023 amendment to the Company’s charter and increases in the aggregate amount of notes issued and outstanding – the Company has determined that the notes and related subscription agreements have now become material. The forms of the notes and subscription agreements are filed herewith as Exhibits 10.1, 10.2 and 10.3 and the foregoing summary is qualified in its entirety by such exhibits which shall be deemed incorporated herein by reference.

On May 4, 2023, Fat Projects International Investments and Holdings Limited, a Singapore private limited company controlled by the Company’s Co-CEOs David Andrada and Tristan Lo, sold 127,000 Class B Ordinary Shares for $250,000 to a private investor and loaned the proceeds to the Company pursuant to a non-interest-bearing, unsecured note to provide the Company with working capital. The Company’s directors and officers other than Mr. Andrada and Mr. Lo, waived the contingent right of their personal holding companies to receive from Fat Projects International Investments and Holdings Limited following consummation of the Company’s initial business combination, 10,000 Class B Ordinary Shares each (for an aggregate of 70,000 shares), which shares were included in the sale to the private investor. The share purchase agreement and note are filed herewith as Exhibits 10.4 and 10.5 and the foregoing summary is qualified in its entirety by such exhibits which shall be deemed incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1.2	Second Amendment to Business Combination Agreement, dated as of February 14, 2023, by and among Fat Projects Acquisition Corp and Avanseus Holdings Pte. Ltd. (1)
10.1*	Form of Zero-Interest Promissory Note issued pursuant to January 8, 2023 board resolutions.
10.2*	Form of 15% Interest-Bearing Promissory Note issued pursuant to January 26, 2023 board resolutions.
10.3*	Form of Subscription Agreement for Promissory Notes.
10.4*	Form of Class B Share Purchase Agreement dated May 4, 2023 by and between Fat Projects International Investments and Holdings Limited and private investor.
10.5*	Zero-Interest Promissory Note issued May 4, 2023 by the Company to Fat Projects International Investments and Holdings Limited.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2023.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT PROJECTS ACQUISITION CORP

Date: May 22, 2023	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	/s/ David Andrada
	Name:	David Andrada
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)