Form 10-Q
period 2023-06-30
FAT PROJECTS ACQUISITION CORP
filed 2023-08-21
CIK 1865045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 600,593 shares of the Company’s Class A Ordinary Shares, $0.0001 par value per share (the “Class A Shares”) (including 8,293 Class A Shares in unseparated units) and 2,875,000 of the Company’s Class B Ordinary Shares, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

FAT PROJECTS ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAT PROJECTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$3,880	$72,800
Prepaid expenses	100,579	110,679
Due from related party	26,775	-
Investments held in Trust Account	5,213,282	116,762,710
Total current assets	5,344,516	116,946,189
Total assets	5,344,516	116,946,189

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$2,598,043	$1,637,748
Promissory note - related party, net	417,756	-
Working Capital Loan	90,000	90,000
Due to related party	77,539	-
Promissory note - third party, net	279,840	-
Deferred underwriting commissions	4,025,000	4,025,000
Total current liabilities	7,488,178	5,752,748
Total liabilities	7,488,178	5,752,748

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 485,593 and 11,500,000 shares at $10.74 and $10.15 redemption value as of June 30, 2023 and December 31, 2022, respectively	5,213,282	116,762,710

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 115,000 shares issued and outstanding, excluding 485,593 and 11,500,000 shares subject to redemption at June 30, 2023 and December 31, 2022	12	12
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,875,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(7,357,244)	(5,569,569)
Total shareholders’ deficit	(7,356,944)	(5,569,269)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$5,344,516	$116,946,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$477,774	$262,803	$1,343,820	$451,878

Loss from operations	(477,774)	(262,803)	(1,343,820)	(451,878)

Other (expense) income:
Interest earned on investments held in Trust Account	192,498	184,339	829,272	215,275
Interest expenses accrued on promissory notes issued to third party	(22,728)	-	(30,528)	-
Interest expenses recognized on amortization of debt issuance costs	(290,165)	-	(397,396)	-
Total other (expense) income, net	(120,395)	184,339	401,348	215,275

Net loss	$(598,169)	$(78,464)	$(942,472)	$(236,603)

Weighted average shares outstanding, Class A ordinary share subject to possible redemption	1,193,614	11,500,000	3,707,594	11,500,000
Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.14)	$(0.01)	$(0.14)	$(0.02)

Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary share	2,990,000	2,990,000	2,990,000	2,990,000
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary share	$(0.14)	$(0.01)	$(0.14)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED AS OF JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	115,000	$12	2,875,000	$288	$-	$(5,569,569)	$(5,569,269)
Net loss	-	-	-	-	-	(344,303)	(344,303)
Additional amount deposited into trust	-	-	-	-	-	(938,700)	(938,700)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(883,642)	246,868	(636,774)
Debt issuance costs for the fair value of Class B ordinary shares transferred to investors	-	-	-	-	883,642	-	883,642
Balance as of March 31, 2023	115,000	$12	2,875,000	$288	$-	$(6,605,704)	$(6,605,404)
Net loss	-	-	-	-	-	(598,169)	(598,169)
Additional amount deposited into trust	-	-	-	-	-	(72,839)	(72,839)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(111,966)	(80,532)	(192,498)
Debt issuance costs for the fair value of Class B ordinary shares transferred to investors	-	-	-	-	111,966	-	111,966
Balance as of June 30, 2023	115,000	$12	2,875,000	$288	$-	$(7,357,244)	$(7,356,944)

FOR THE THREE AND SIX MONTHS ENDED AS OF JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	115,000	$12	2,875,000	$288	$-	$(3,070,698)	$(3,070,398)
Net loss	-	-	-	-	-	(158,139)	(158,139)
Balance as of March 31, 2022	115,000	$12	2,875,000	$288	$-	$(3,228,837)	$(3,228,537)
Net loss	-	-	-	-	-	(78,464)	(78,464)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(225,818)	(225,818)
Balance as of June 30, 2022	115,000	$12	2,875,000	$288	$-	$(3,533,119)	$(3,532,819)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAT PROJECTS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(942,472)	$(236,603)
Adjustments to reconcile net loss to net loss used in operating activities:
Interest earned on investments held in Trust Account	(829,272)	(215,275)
Interest expenses accrued on promissory notes issued to third party	30,528	-
Interest expenses recognized on amortization of debt issuance costs	397,396	-
Changes in current assets and liabilities:
Due to/from related party, net	77,539	43,871
Prepaid expenses	10,100	60,524
Accrued expenses	960,295	61,246
Net cash used in operating activities	(295,886)	(286,237)

Cash flows from Investing Activities:
Investments held in Trust Account	(1,011,539)	-
Cash withdrawn from Trust Account in connection with redemption	113,390,240	-
Net cash provided by investing activities	112,378,701	-

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	657,540	-
Proceeds from issuance of promissory note to third party	607,740	-
Due from related party	(26,775)
Redemption of Class A ordinary shares	(113,390,240)	-
Net cash used in financing activities	(112,151,735)	-

Net change in cash	(68,920)	(286,237)
Cash, beginning of the period	72,800	754,893
Cash, end of the period	$3,880	$468,656

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$829,272	$225,818
Debt issuance costs - fair value of Class B ordinary shares transferred to investors	$995,608	$-

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and since the closing of the IPO, the search for a prospective initial business combination, the negotiation of the Business Combination Agreement described below and the preparation and filing on October 5, 2022 with the Securities and Exchange Commission (the “SEC”) of a registration statement on Form S-4 with respect to the Business Combination and subsequent amendments thereto (as amended, the “Form S-4”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Following the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, are being held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, the proceeds from the IPO and the sale of the placement warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial business combination within the Combination Period as defined below or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (c) the redemption of the public shares if the Company is unable to complete its initial business combination within the deadline specified in its Amended and Restated Articles and Memorandum of Association, as amended, which is currently by September 15, 2023, but which may be extended by the Company by up to four additional 1-month periods to January 15, 2024 if the Company deposits or causes to be deposited $24,280 into the Trust Account for each 1-month extension (the “Combination Period”) subject to applicable law.

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

On April 17, 2023, May 15, 2023, June 22, 2023, July 14, 2023 and August 15, 2023, the Company deposited five tranches of $24,280 into the Trust Account, to extend the period of time it has to consummate its initial business combination by five one-month periods from April 15, 2023 to September 15, 2023. In April 2023, the Company raised an additional $109,280, under the $1,000,000 Promissory Note Offering, for extension deposits.

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

The Business Combination is expected to close in the third or fourth quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

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

On July 14, 2023, Avanseus and the Company entered into a Third Amendment to Business Combination Agreement (the “Third BCA Amendment”) to further amend the Original Business Combination Agreement. The Third BCA Amendment further amends the Original Business Combination Agreement to:

(1)	Extend the Agreement End Date, which is the date that either the Company or Avanseus may terminate the Business Combination Agreement without cause (provided that the terminating party is not itself in material breach of the Business Combination Agreement), from July 15, 2023 to January 15, 2024.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $3,880 in its operating bank account and working capital deficit of $3,331,944.

The Company’s liquidity needs prior to the IPO, had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and borrowings from related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement held outside of the Trust Account, a Working Capital Loan of $90,000 (see Note 5) and promissory notes issued to related parties and third parties (see Note 5 and Note 6).

In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of both June 30, 2023 and December 31, 2022, the Company had outstanding balance of $90,000 from Sponsor under the Working Capital Loans.

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

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until September 15, 2023 (or until as late as January 15, 2024 if the Company extends the Termination Date as authorized under the Second Charter Amendment to consummate a business combination, by up to four additional 1-month periods by depositing or causing to be deposited $24,280 into the Trust Account for each 1-month extension). It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 15, 2023 (or by January 15, 2024 if the Company extends the Termination Date as authorized under the Second Charter Amendment). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $3,880 and $72,800 and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

On June 30, 2023 and December 31, 2022, the assets held in the Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities with original maturities within three months as trading securities in accordance with ASC 320 Topic. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements.

During the three and six months ended June 30, 2023 and 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,365,000 Class A ordinary shares in the aggregate. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. No warrants were exercised during the three and six months ended June 30, 2023 and 2022. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. In connection with the underwriters exercise of their over-allotment option on October 15, 2021, 375,000 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per ordinary share because the redemption value approximates fair value.

In connection with the approval of the First Charter Amendment on January 13, 2023 and the Second Charter Amendment on April 14, 2023, holders of 6,058,262 and 4,956,145 of the public shares exercised their right to redeem those shares for cash at an approximate price of $10.16 per share and $10.46 per share, respectively, for an aggregate of approximately $113.39 million, leaving 485,593 public shares outstanding after as of June 30, 2023.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended June 30,
	2023		2022
	Class A ordinary shares subject to possible redemption	Non-redeemable Class A and Class B ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable Class A and Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(170,662)	$(427,507)	$(62,273)	$(16,191)

Denominator:
Weighted-average shares outstanding	1,193,614	2,990,000	11,500,000	2,990,000
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Class A ordinary shares subject to possible redemption	Non-redeemable Class A and Class B ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable Class A and Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(521,725)	$(420,747)	$(187,780)	$(48,823)

Denominator:
Weighted-average shares outstanding	3,707,594	2,990,000	11,500,000	2,990,000
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.02)	$(0.02)

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

As of June 30, 2023 and December 31, 2022, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,750,000)
Ordinary share issuance costs	(11,284,247)
Plus:
Remeasurement adjustment of carrying value to redemption value	18,796,957
Ordinary shares subject to possible redemption at December 31, 2022	116,762,710
Less:
Redemptions	(61,567,859)
Plus:
Additional amount deposited into Trust Account	938,700
Accretion of carrying value to redemption value	636,774
Ordinary shares subject to possible redemption at March 31, 2023	56,770,325
Less:
Redemptions	(51,822,380)
Plus:
Additional amount deposited into Trust Account	72,839
Accretion of carrying value to redemption value	192,498
Ordinary shares subject to possible redemption at June 30, 2023	$5,213,282

Share Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company at prices below fair value. The interest in acquired shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the interest in the founder shares will be forfeited. The interest in the founder shares owned by the director (1) may not be sold or transferred, until six months after the consummation of a Business Combination, and (2) may not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until September 15, 2023 (or until as late as January 15, 2024 if the Company extends the Termination Date as authorized under the Second Charter Amendment to consummate a business combination, by up to four additional 1-month periods by depositing or causing to be deposited $24,280 into the Trust Account for each 1-month extension, or such later date as the Company’s shareholders may approve by an extension in accordance with the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the interest in the founder shares will become worthless (see Note 5).

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

Share Based Compensation

In April and May 2021, the Company’s sponsor transferred interests in a total of 205,000 Founder Shares to directors. On May 3, 2023, to induce Fat Projects International Investments and Holdings Limited (“FPI”) to sell the 127,000 Class B Shares to an unrelated third party (as described in Note 6), each of the Company’s six directors other than Mr. Andrada and Mr. Lo waived their right to receive 10,000 compensator Class B Ordinary Shares (for an aggregate of 60,000 shares) from FPI upon consummation of the Company’s initial business combination to be included in the shares sold to the private investor.

The Company has determined the valuation of the Class B ordinary shares as of the Grant Dates. The valuation resulted in a fair value of approximately $1.45 per share as of the Grant Dates, or an aggregate of $297,615 for the 205,000 shares. As vesting of Founder Shares to directors is contingent upon the closing of an initial business combination, a performance condition is not probable of occurring at June 30, 2023 and December 31, 2022. As a result of the waiver described above, upon consummation of an initial Business Combination the Company will recognize $210,525 (145,000 shares at approximately $1.45 per share,) in compensation expense.

Due from Related Party

Since April 16, 2021 (inception), related parties have paid for certain offering costs and expenses on behalf of the Company. At December 31, 2021 an excess of $50,000 was repaid to those related parties and was due back to the Company. On April 26, 2022, the Company was repaid all amounts due to the Company from the related parties.

As of June 30, 2023, the amount due from related party was $26,775, which was the loans under the $1,000,000 Promissory Note Offering (as defined below) that has been received by Sponsor on behalf of the Company, these amounts will be used for the extension deposits and working capital purposes as demanded.

Due to Related Party

As of June 30, 2023, the Company had due to related party balance of $77,539, consisting of unpaid administrative fee of $60,000, travel reimbursement of $4,560 and operating expenses paid by Sponsor on behalf of the Company of $13,079.

Promissory Note—Related Party

On May 6, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of October 31, 2021, or the closing of the IPO. As of June 30, 2023 and December 31, 2022, no amount was outstanding on the promissory note. The promissory note has expired, and no borrowings are permitted on this note.

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

For the six months ended June 30, 2023, the Company issued an aggregate of $407,540 in principal amount of Zero-Interest Notes in the $1,000,000 Promissory Note Offering to 20 related parties providing funding in that amount for the extension deposits. The Zero-Interest Notes are non-interest-bearing and will be payable on the earlier to occur of (i) the date on which Company consummates its initial business combination and (ii) December 31, 2023.

Certain of the holders of the Founder Shares other than the anchor investors agreed to transfer Class B ordinary shares as an inducement to the subscribers to the Zero-Interest Notes to purchase the notes. In connection with the issuance of $407,540 Zero-Interest Notes, the Company recorded $400,817 as debt issuance costs, in the accompanying condensed balance sheets, for the fair value of 40,754 Subscriber Shares to be transferred to investors.

For the three and six months ended June 30, 2023, the Company recognized $110,977 and $161,033 of interest expense, included in interest expense of $290,165 and $397,396 on the condensed statement of operations, associated with amortization of the debt issuance costs for the fair value of 40,754 Subscriber Shares to be transferred to investors.

As of June 30, 2023 the promissory note – related party, net under the $1,000,000 Promissory Note Offering was as follows:

Promissory note - Related Party	$407,540
Debt issuance costs	(400,817)
Amortization debt issuance costs	161,033
Promissory note - Related Party, net	$167,756

On May 4, 2023, FPI, a shareholder of the Company’s Sponsor that received the Company’s Class B Ordinary Shares and Private Placement warrants shortly after the closing of the Company’s IPO which is controlled by the Company’s Co-Chief Executive Officers, David Andrada and Tristan Lo, sold 127,000 Class B Ordinary Shares to a private investor for $250,000 and loaned the proceeds to the Company in return for a non-interest-bearing, unsecured promissory note in that principal amount. This transaction was not part of either the $1,000,000 Promissory Note Offering or the $1,062,500 Promissory note Offering but rather was a separate transaction. Each of the Company’s six directors other than Mr. Andrada and Mr. Lo waived their right to receive 10,000 compensator Class B Ordinary Shares (for an aggregate of 60,000 shares) from FPI upon consummation of the Company’s initial business combination to be included in the shares sold to the private investor.

The Company evaluated the promissory note entered into with FPI on May 4, 2023. The Company did not identify any features included within the promissory note that would require bifurcation as embedded derivatives; therefore, pursuant to ASC 470-20-25-12, all proceeds received from the issuance of the promissory note were recorded as a liability on the unaudited condensed balance sheets and no portion of the proceeds received from issuing the promissory note were attributed to any embedded features. As of June 30, 2023, the Company recorded the $250,000 funding received as “promissory note – Related party, net” on the accompany condensed balance sheets.

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

As of both June 30, 2023, and December 31, 2022, the Company had $90,000 of outstanding borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the date that the Company’s securities are first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2023, the expense for office space, secretarial and administrative services was $30,000 and $60,000, respectively. For the three and six months ended June 30, 2022, the expense for office space, secretarial and administrative services was $30,000 and $60,000, respectively. On June 30, 2023, and December 31, 2022, the unpaid balance was $60,000 and $0, respectively, and reported on the balance sheet as due to related party.

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

For the six months ended June 30, 2023, the Company issued an aggregate principal amount of $607,740 Interest-Bearing Notes to 4 non-affiliates under the $1,062,500 Promissory Note Offering, providing funding of $607,740 for the extension deposits and working capital. These notes will be payable on the earlier to occur of (i) the date on which Company consummates its initial business combination and (ii) December 31, 2023.

In connection with the issuance of $607,740 Interest-Bearing Notes, the Company recorded $594,791 as deferred debt financing costs, in the accompanying condensed balance sheets, for the fair value of 60,774 Subscriber Shares to be transferred to investors.

For the three and six months ended June 30, 2023, the Company recognized $179,188 and $236,363 interest expense included in interest expense of $290,165 and $397,396 on the condensed statement of operations, associated with amortization of the debt issuance costs for the fair value of 60,774 Subscriber Shares to be transferred to investors.

For the three and six months ended June 30, 2023, the Company accrued $22,728 and $30,528 interest expense in relation to the Interest-Bearing Notes respectively.

As of June 30, 2023 the promissory note – third party, net was as follows:

Promissory note - Third Party, net	$607,740
Debt issuance costs	(594,791)
Amortization debt issuance costs	236,363
Accrued interest	30,528
Promissory note- Third Party, net	$279,840

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

Class B Shares Related to Debt Issuance

In January 2023, the Company’s board of directors authorized the Company to raise up to $1,062,500 of interest bearing notes and up to $1 million of non-interest bearing notes, See Note 6 and Note 5, respectively. Certain of the holders of the Founder Shares other than the anchor investors have agreed among themselves to transfer up to 5% of their Founder Shares to subscribers to this note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions. The Company has concluded that the transfer of the subscriber shares will be recorded as a debt issuance cost and amortized on a straight-line basis over the life of the promissory note entered into by the subscriber.

The fair value of each Subscriber Share was determined to be $9.61-$10.54 per share (depending on the terms of each Zero-Interest Note and Interest-Bearing Notes as defined in Note 5 and Note 6) or $995,608 in the aggregate for all 101,528 Subscriber Shares transferred to the note investors (see note 5 and note 6). Valuation of the Subscriber Shares was determined using the Monte Carlo Model and classified as Level 3 in the fair value hierarchy. The key inputs for Monte Carlo Model includes 1) Volatility of 1.1% -8.2%, 2) risk- free rate of 4.64% -5.11%, 3) stock price of $10.22 -$11.10 per share and 4) estimated term of 0.80 - 0.95 years.

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

Note 8—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, and December 31, 2022, there were 115,000 Class A ordinary shares issued or outstanding, excluding 485,593 and 11,500,000 ordinary shares, respectively, subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On June 30, 2023, and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Third BCA Amendment

On July 14, 2023, Avanseus and the Company entered into a Third Amendment to Business Combination Agreement (the “Third BCA Amendment”) to further amend the Original Business Combination Agreement. The Third BCA Amendment further amends the Original Business Combination Agreement to:

(1)	Extend the Agreement End Date, which is the date that either the Company or Avanseus may terminate the Business Combination Agreement without cause (provided that the terminating party is not itself in material breach of the Business Combination Agreement), from July 15, 2023 to January 15, 2024.

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

On July 14, 2023, Avanseus and the Company entered into a Third Amendment to Business Combination Agreement (the “Third BCA Amendment”) to further amend the Original Business Combination Agreement. The Third BCA Amendment further amends the Original Business Combination Agreement to extend the Agreement End Date, which is the date that either the Company or Avanseus may terminate the Business Combination Agreement without cause (provided that the terminating party is not itself in material breach of the Business Combination Agreement), from July 15, 2023 to January 15, 2024.

The Business Combination is expected to close in the third or fourth quarter of 2023, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

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

In a second extraordinary general meeting held on April 14, 2023, shareholders approved a second amendment to our amended and restated memorandum and articles of association (the “Second Charter Amendment”) changing the structure and cost of our right to extend the Termination Date. The Second Charter Amendment allows us to extend the Termination Date by up to nine (9) one-month Extensions to January 15, 2024, provided that if any Extended Deadline ended on a day that is not a business day, such Extended Deadline would be automatically extended to the next succeeding business day. To obtain each 1-month extension, we, our sponsor or any of their affiliates or designees are required to deposit into our Trust Account with Continental by the deadline applicable prior to the extension an amount equal to the lesser of $50,000 or (b) $0.05 per share for each of our public shares outstanding as of the deadline prior to the extension (after giving effect to redemptions in connection with the approval of the Second Charter Amendment by our shareholders with respect to the first such extension.

In connection with the approval of the Second Charter Amendment, holders of 4,956,145 of our public shares exercised their right to redeem those shares for cash at an approximate price of $10.46 per share, for an aggregate of approximately $51.82 million, leaving 485,593 of our public shares outstanding. Thus the cost for each one-month Extension is now $24,280.

Extensions of Time to Regain Compliance with Nasdaq Continued Listing Requirement

Minimum of 1,100,000 Publicly Held Shares. On April 19, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, since the Company’s press release filed on April 17, 2023 reported 485,593 publicly held shares, the Company no longer complies with Listing Rule 5450(b)(2)(B), due to the Company’s failure to meet the minimum 1,100,000 publicly held shares requirement for continued listing on the Nasdaq Global Market. On June 5, 2023, the Company submitted a plan to regain compliance with Listing Rule 5450(b)(2)(B) by seeking to complete its previously announced business combination with Avanseus which is expected to result in the combined companies having more than 1,100,000 publicly held shares upon closing. On June 16, 2023, Nasdaq notified the Company that, based on FATP’s submission, Nasdaq has determined to grant FATP an extension of time to October 16, 2023 to regain compliance with the minimum 1,100,000 publicly held shares requirement and file with the Commission and Nasdaq a public document containing its current total shares outstanding and a beneficial ownership table in accordance with the Commission’s proxy rules.

400 Total Holders. On May 5, 2023, the Company received a written notice from Nasdaq indicating that since the number of Total Holders (which includes both beneficial holders and holders of record) of the Company’s common stock was less than 400 based on a shareholder analysis provided by the Company at Nasdaq’s request to Nasdaq on May 4, 3023, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450(a)(2) that requires the Company to maintain 400 Total Holders of its common stock. On June 20, 2023, the Company submitted a plan to regain compliance with Listing Rule 5450(a)(2) by seeking to complete its previously announced business combination with Avanseus. On June 28, 2023, Nasdaq notified the Company that, based on FATP’s submission, Nasdaq has determined to grant FATP an extension of time to November 1, 2023 to regain compliance with the minimum 400 Total Holders requirement and file with Nasdaq documentation from its transfer agent, or independent source, that demonstrates that its securities have a minimum of 400 Total Holders.

Market Value of Publicly Held Shares. On May 26, 2023, the Company received a written notice from Nasdaq indicating that since the Market Value of Publicly Held Shares of the Company was less than $15 million for the last 30 consecutive business days, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450(b)(2)(C) which requires the Company to maintain a Market Value of Publicly Held Shares of at least $15 million (the “MVPHS Notice”). The MVPHS Notice additionally indicates that the Company, pursuant to the Listing Rules, has a compliance period of 180 calendar days in which it can regain compliance. Further, the MVPHS Notice states that, if at any time during the compliance period the Company closes at $15 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. The MVPHS Notice is only a notification of deficiency and not a notification of imminent delisting and does not have a current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

Market Value of Listed Securities. Also on May 26, 2023, the Company received a second written notice from Nasdaq indicating that since the Market Value of Listed Securities was less than $50 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450(b)(2)(A), which requires the Company to maintain a Market Value of Listed Securities of at least $50 million (the “MVLS Notice”). The MVLS Notice similarly indicates that the Company, pursuant to the Listing Rules, has a compliance period of 180 calendar days in which it can regain compliance. Further, The MVLS Notice states that, if at any time during the compliance period the Company closes at $50 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. The MVLS Notice is only a notification of deficiency and not a notification of imminent delisting and does not have a current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023, were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination, negotiating the Business Combination Agreement and the preparation and filing on October 5, 2022 with the SEC the Form S-4 with respect to the Business Combination and four subsequent amendments thereto. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and expenses incurred in connection with negotiating the Business Combination Agreement and preparing and filing the Form S-4 and amendments thereto.

For three months ended June 30, 2023, we had a net loss of $598,169, which consisted of formation and operating costs $477,774, interest expenses accrued on promissory notes issued to third party of $22,728, interest expenses recognized on amortization of deferred debt financing costs $290,165, offset by interest earned on investments held in Trust Account of $192,498.

For six months ended June 30, 2023, we had a net loss of $942,472, which consisted of formation and operating costs $1,343,820, interest expenses accrued on promissory notes issued to third party of $30,528, interest expenses recognized on amortization of deferred debt financing costs $397,396, offset by interest earned on investments held in Trust Account of $829,272.

For three months ended June 30, 2022, we had a net loss of $78,464, which consisted of operating costs of $262,803, and offset by interest earned on investments held in Trust Account of $184,339.

For six months ended June 30, 2022, we had a net loss of $236,603, which consisted of operating costs of $451,878 and offset by interest earned on investments held in Trust Account of $215,275.

For six months ended June 30, 2023, net cash provided by investing activities was $112,378,701, which consisted of cash withdrawn from Trust Account in connection with redemptions of $113,390,240, partially offset by investments held in the Trust Account of $1,011,539.

For three months ended June 30, 2022, net cash provided by/used in investing activities was $0.

For six months ended June 30, 2023, net cash used in financing activities was $112,151,735, which consisted of redemptions of Class A ordinary shares of $113,390,240, amounts due from related party of $26,775, partially offset by proceeds from the issuance of promissory note to third party of $607,740 and proceeds from issuance of promissory note to related party of $657,540.

For six months ended June 30, 2022, net cash provided by/used in financing activities was $0.

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

For six months ended June 30, 2023, cash used in operating activities was $295,886. Our net loss of $942,472 was affected by interest expenses accrued on promissory notes issued to third party of $30,528 and interest expenses recognized on amortization of deferred debt financing costs $397,396, partially offset by interest earned on investments held in the Trust Account of $829,272. Changes in operating assets and liabilities provided $1,047,934 of cash from operating activities.

For six months ended June 30, 2022, cash used in operating activities was $286,237. Net loss of $236,603 was affected by interest earned on investments held in the Trust Account of $215,275. Changes in operating assets and liabilities provided $165,641 of cash from operating activities.

As of June 30, 2023, we had investments of $5,213,282 held in the Trust Accounts. In connection with the approval of the Second Charter Amendment on April 14, 2023, holders of 4,956,145 of the public shares exercised their right to redeem those shares for cash at an approximate price of $10.46 per share, for an aggregate of approximately $51.82 million, leaving approximately $5 million held in the Trust Account after the redemption on April 14, 2023. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2023, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $3,880 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Placement Warrants, at a price of $1.00 per warrant at the option of the lender. As of June 30, 2023, the Company borrowed $90,000 from Sponsor under such working capital loans.

As described below, in January 2023, our board authorized us to issue up to $1 million in principal amount of non-interest-bearing notes to fund extensions of the deadline to complete our initial business combination and to issue up to $1,062,500 of 15% interest-bearing notes to non-affiliates of our Sponsor and our officers and directors to raise working capital. As of August 18, 2023, there was an aggregate principal amount of $407,540 of non-interest-bearing notes and $607,740 of interest-bearing notes outstanding.

On May 4, 2023, Fat Projects International Investments and Holdings Limited (“FPI”), a shareholder of FATP’s Sponsor that received FATP Class B Ordinary Shares and Private Placement warrants shortly after the closing of FATP’s IPO which is controlled by FATP’s Co-Chief Executive Officers, David Andrada and Tristan Lo, sold 127,000 Class B Ordinary Shares to a private investor for $250,000 and loaned the proceeds to FATP in return for a non-interest-bearing, unsecured promissory note in that principal amount. This transaction was not part of either the $1,000,000 Promissory Note Offering or the $1,062,500 Promissory note Offering but rather was a separate transaction. Each of FATP’s six directors other than Mr. Andrada and Mr. Lo waived their right to receive 10,000 compensatory Class B Ordinary Shares (for an aggregate of 60,000 shares) from FPI upon consummation of FATP’s initial business combination to be included in the shares sold to the private investor.

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

Then again, on April 14, 2023, at a virtual special meeting of shareholders, the shareholders entitled to vote at the special meeting cast their votes and approved a proposal to change our right to extend the date by which we must consummate a business combination by up to nine (9) one-month extensions to January 15, 2024, provided that we, or our Sponsor, deposit into the Trust Account the lesser of (x) $50,000 or (y) $0.05 per public share. On April 17, 2023, the Company deposited into the Trust Account an aggregate of $24,280 representing $0.05 per share for each of our 485,593 publicly held Class A ordinary shares remaining outstanding after redemptions of 4,956,145 of our Class A ordinary shares in connection with the amendment to our charter approved by its shareholders on April 14, 2023. This extended the deadline to complete our initial business combination to May 15, 2023. On May 15, 2023, June 22, 2023, July 14, 2023 and August 15, 2023, we deposited four additional payments of $24,280 each into Trust Account, to extend the deadline to complete our initial business combination to September 15, 2023.

It is uncertain that the Company will be able to consummate the Business Combination with Avanseus or any other business combination by September 15, 2023. If a Business Combination is not consummated by September 15, 2023, there will be a mandatory liquidation and subsequent dissolution unless there are further extensions as described above. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2024 (assuming no further extensions). We currently expect to continue to obtain one-month extensions until the Business Combination with Avanseus is consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

On December 17, 2022, we issued a non-interest-bearing promissory note in the principal amount of $90,000 to our sponsor in consideration for a $90,000 working capital loan. The note is convertible at the option of the holder into warrants that are substantially identical to our private placement warrants upon the completion of our initial business combination.

Our board of directors has authorized us (1) to raise up to $1 million of funds by the issuance of non-interest bearing notes to fund extensions of the deadline to complete our initial business combination and (2) to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. As of August 18, 2023, there was an aggregate principal amount of $407,540 of non-interest-bearing notes and $607,740 of interest-bearing notes outstanding.

On May 4, 2023, FPI, a shareholder of FATP’s Sponsor that received FATP Class B Ordinary Shares and Private Placement warrants shortly after the closing of FATP’s IPO which is controlled by FATP’s Co-Chief Executive Officers, David Andrada and Tristan Lo, sold 127,000 Class B Ordinary Shares to a private investor for $250,000 and loaned the proceeds to FATP in return for a non-interest-bearing, unsecured promissory note in that principal amount. This transaction was not part of either the $1,000,000 Promissory Note Offering or the $1,062,500 Promissory note Offering but rather was a separate transaction. Each of FATP’s six directors other than Mr. Andrada and Mr. Lo waived their right to receive 10,000 compensatory Class B Ordinary Shares (for an aggregate of 60,000 shares) from FPI upon consummation of FATP’s initial business combination to be included in the shares sold to the private investor.

Except as described in the three preceding paragraphs, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on October 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Debt Issuance Costs

The Company complies with the requirements of Staff Accounting Bulletins Topic 5: Miscellaneous Accounting, A. Expenses of Offering. This interpretive response suggests that specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. However, management salaries or other general and administrative expenses may not be allocated as costs of the offering, and deferred costs of an aborted offering may not be deferred and charged against proceeds of a subsequent offering. A short postponement (up to 90 days) does not represent an aborted offering. As a result of this response, the Company has concluded that the transfer of the Subscriber Shares (as defined in Note 5 of the condensed financial statements) will be recorded as a debt issuance cost and amortized over the life of the promissory note entered into by the subscriber.

The fair value of each Subscriber Share was determined to be $9.61-$10.54 per share (depending on the terms of each Zero-Interest Note and Interest-Bearing Notes as defined in Note 5 and Note 6) or $995,608 in the aggregate for all 101,528 Subscriber Shares transferred to the note investors (see note 5 and note 6 to the financial statements included in Part I, Item 1 above). Valuation of the Subscriber Shares was determined using the Monte Carlo Model and classified as Level 3 in the fair value hierarchy. The key inputs for Monte Carlo Model includes 1) Volatility of 1.1% -8.2%, 2) risk- free rate of 4.64% -5.11%, 3) stock price of $10.22 -$11.10 per share and 4) estimated term of 0.80 - 0.95 years.

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

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness related to our internal control over financial reporting process and related party transactions. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness.

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

A total of $115,000,000 was deposited in the Trust Account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee. For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

On December 17, 2022, we issued a non-interest-bearing promissory note in the principal amount of $90,000 to our sponsor in consideration for a $90,000 working capital loan. The note is convertible at the option of the holder into warrants that are substantially identical to our private placement warrants upon the completion of our initial business combination.

Our amended and restated memorandum and articles of association and our IPO prospectus permit us to issue non-interest-bearing notes to our sponsor and/or affiliates or designees of us or our sponsor to fund the payments into the Trust Account required to obtain extensions to the deadline for us to complete our initial business combination. On January 8, 2023, our board of directors has authorized us to raise up to $1 million of funds by the issuance of non-interest bearing notes to fund such extensions, and as of August 18, 2023, there was an aggregate principal amount of $407,540 of non-interest-bearing notes outstanding. Certain of the holders of our founder shares other than the anchor investors have agreed among themselves to transfer up to 5% of their founder shares to subscribers to the note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions.

On January 26, 2023, our board of directors also authorized us to raise up to $1,062,500 of funds for working capital (which can also be used to fund extensions of the deadline to complete our initial business combination) through a private offering of promissory notes bearing simple interest at a rate of 15% per annum to prospective investors who are not our sponsor, directors or officers or any of their affiliates. Certain of the holders of our founder shares other than the anchor investors have agreed among themselves to transfer up to 5% of their founder shares to subscribers to the note offering at a rate of one share for each $10 of principal amount of notes to incentivize subscriptions. As of August 18, 2023, there was an aggregate principal amount of $607,740 of interest-bearing notes outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Form of Zero-Interest Promissory Note issued pursuant to January 8, 2023 board resolutions.(1)
10.2	Form of 15% Interest-Bearing Promissory Note issued pursuant to January 26, 2023 board resolutions.(1)
10.3	Form of Subscription Agreement for Promissory Notes.(1)
10.4	Form of Class B Share Purchase Agreement dated May 4, 2023 by and between Fat Projects International Investments and Holdings Limited and private investor.(1)
10.5	Zero-Interest Promissory Note issued May 4, 2023 by the Company to Fat Projects International Investments and Holdings Limited.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 22, 2023.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAT PROJECTS ACQUISITION CORP

Date: August 21, 2023	/s/ Tristan Lo
	Name:	Tristan Lo
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	/s/ David Andrada
	Name:	David Andrada
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)